Form 10QSB
period 2006-12-31
El Palenque Vivero, Inc.
filed 2007-02-09
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended December 31, 2006

Commission File Number 333-138927

EL PALENQUE VIVERO, INC.

(Name of small business issuer in its charter)

Nevada                                         20-5277531

                                                                                                         (State of                                        (IRS Employer

                                                                                                      Incorporation)                                     ID Number)

Tabasco #10, Colonia Maravillas

Cuernavaca, Morelos, Mexico, 62320

(305) 394-9730

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X                         No ____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes X                         No ____

There were 3,425,000 shares of Common Stock issued and outstanding as of December 31, 2006.

Transitional Small Business Disclosure Format: Yes No __X__

ITEM 1. FINANCIAL STATEMENTS

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Balance Sheet
ASSETS
	As at	As at
	December 31,	September 30
	2006	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$48,880	$13,440
Prepaid expenses	1,173	5,429

TOTAL ASSETS	$50,053	$18,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued liabilities	$750	$1,500

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
100,000,000 preferred shares, $0.001 par value
Issued and outstanding shares:
3,425,000 (Sept. 30, 2006 - 2,500,000) common shares	3,425	2,500
Additional paid-in capital	53,575	17,500
Deficit accumulated during the development stage	(7,697)	(2,631)
Equity	49,303	17,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,053	$18,869

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

		Cumulative from
		Inception
	Three-Months	(June 21,
	Ended	2006) to
	December 31,	December 31,
	2006	2006

EXPENSES
Professional fees	4,646	7,217
General and administrative	$420	$480

Loss Before Other Items	(5,066)	(7,697)

Other Items	-	-

Loss for the Period	$(5,066)	$(7,697)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.002)

Weighted average number of shares outstanding
	3,322,940

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Stockholder's Equity
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006 (audited)	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share	925,000	925	36,075	-	37,000
Loss for the period	-	-	-	(5,066)	(5,066)

Balance - December 31, 2006 (unaudited)	3,425,000	$3,425	$53,575	$(7,697)	$49,303

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited
		Cumulative from
		Inception
	Three-Months	(June 21,
	Ended	2006) to
	December 31,	December 31,
	2006	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,066)	$(7,697)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	4,256	(1,173)
Increase (decrease) in accrued liabilities	(750)	750

Net Cash Used in Operating Activities	(1,560)	(8,120)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	37,000	57,000

Net Cash Provided by Financing Activities	37,000	57,000

INCREASE IN CASH AND CASH EQUIVALENTS	35,440	48,880

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,880	$48,880

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-
Income taxes	$-	$-

-The accompanying notes are an integral part of these financial statements -

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

El Palenque Vivero, Inc. (the "Company") was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. It is based in Cuernavaca, Morelos Mexico.

The Company is a development stage company that intends to open and operate a plant nursery in the state of Morelos, Mexico. To date, the Company's activities have been limited to its formation and the raising of equity capital. At present, management is devoting most of its activities to raising money from an SB-2 Registration Statement, declared effective on December 11, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

b. Fiscal Periods

The Company's fiscal year end is September 30.

c. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $48,880 in cash and cash equivalents at December 31, 2006.

e. Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgement, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

g. Segmented Reporting

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in Mexico.

h. Federal Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

i. Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Foreign Currency Transactions

The Company's functional currency is the Mexican Peso. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii) Equity at historical rates; and

(iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2006.

k. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

l. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

The Company has no revenues from inception (June 21, 2006) to December 31, 2006 and has paid expenses of $7,697 during the same period.

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

n. Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i) Persuasive evidence for an agreement exists;

(ii) Delivery has occurred;

(iii) The fee is fixed or determinable; and

(iv) Revenue is reasonably assured.

NOTE 3 - CAPITAL STOCK

Authorized Stock:

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

The Company has also authorized 100,000,000 preferred shares with a par value of $0.001 per share.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2006

NOTE 3 - CAPITAL STOCK (continued)

b) Share Issuance:

From inception of the Company (June 21, 2006) to September 30, 2006, the Company issued 1,000,000 common shares at $0.005 per share and 1,500,000 common shares at $0.01 per share for total proceeds of $20,000 being $2,500 for par value shares and $17,500 for additional paid in capital. These shares were issued to directors and officers of the Company.

During the period ended December 31, 2006, the Company issued 925,000 common shares at $0.04 per share for total cash proceeds of $37,000 being $925 for par value shares and $36,075 for additional paid in capital. These shares were sold to 18 independent individuals.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2006, the Company has a loss from operations of $5,066, an accumulated deficit of $7,697, and working capital of $49,303 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management has planned the following actions:

  The Company has file an SB-2 Registration Statement with the United States Securities Exchange Commission, that became effective on December 11, 2006, to offer up to 1,825,000 common shares at $0.04 per share for gross proceeds of up to $73,000.

  Management intends to raise additional funds through public or private placement offerings.

  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  EL PALENQUE VIVERO, INC.

  (A Development Stage Company)

  Notes to Interim Financial Statements

  December 31, 2006

  NOTE 5 - INCOME TAXES

  The Company has incurred operating losses of $7,697, which, if utilized, will expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

  Details of future income tax assets are as follows:

Future income tax assets:	December 31, 2006
Net operating loss (from inception to December 31, 2006)	$7,697
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	2,617
Valuation allowance	(2,617)
$-

  The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

  NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

  None of the following new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

  In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

  EL PALENQUE VIVERO, INC.

  (A Development Stage Company)

  Notes to Interim Financial Statements

  December 31, 2006

  NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

  In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

  In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

  In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

  EL PALENQUE VIVERO, INC.

  (A Development Stage Company)

  Notes to Interim Financial Statements

  December 31, 2006

  NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

  In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

  In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

  Results of Operations

  Our cash in the bank at December 31, 2006, was $48,880. In order to satisfy our cash requirements we are required to complete our offering of up to 1,825,000 shares registered pursuant to our SB-2 Registration Statement which became effective on December 11, 2006.

  For the period from inception (June 21, 2006) to December 31, 2006, we had no revenues and incurred net operating losses of $7,697, consisting of general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement.

  Net cash provided by financing activities since inception through December 31, 2006, was $37,000, raised from the private sale of stock to our officers and directors.

  Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 4 of our financial statements.

  Plan of Operation

  El Palenque is a development stage company that has no operations, no revenue, no financial backing and limited assets. Our plan is to open a nursery in Cuernavaca, Mexico and market our products to local residents and businesses via advertising and word of mouth.

  We will start operations by leasing two (2) hectares (approx. 5 acres) of land for our nursery in the city of Cuernavaca in the state of Morelos, Mexico. We will need to raise the required amount of $73,000 or the sale of 100% of this offering before we will consider the financing sufficient to lease land for our nursery and commence with operations.

  During the first year of operations, we will concentrate on finding the required investment capital, apply to get our common stock listed on a national exchange, locate land to lease, make the necessary improvements, source the required nursery supplies, and commence with production of our products to sell to the public.

  It is estimated that it will take six (6) months in order to raise the money and find and lease suitable land. We estimate that we will not be able to generate significant revenues from nursery sales within the first year of development.

  Milestones to Implement our Business

  Here is an outline of how our next 12-month period. We plan to raise $73,000, however, with no minimum amount to be raised, all funds raised will be immediately available to us for use in implementing our business plan.

  Months 1-6:

  *    Complete financing

  *    Locate suitable land

  *    Incorporate the Mexican subsidiary company.

  Months 6-7:

  *    Lease the land. Land will be 2 hectares and should be approx. $2,000 per month.

  *    Permits - Obtain a Licencia de Fomento Hortila y Ornamental issued by the Department of Agriculture.

  *    Interview employees for work beginning in month 8. All employees will be required to be registered in the Mexican government's social security system.

  Months 8-10:

  *    Begin work to complete nursery - employ 1 night security person, 1 administrator and 2 full-time workers.

  *    Complete land improvements. We anticipate building a small office with some parking. This office will be used by the office administrator and for potential customers.

  *    Construct a large water depository tank with two pumps, one electric and one gas (the gas pump is the back-up if the electricity goes down). The tank will be the source for water that will flow through the irrigation and sprinkler system to supply the plants with the necessary moisture.

  *    Construction of a reproduction area that is covered with netting. This area will use special netting as needed; some netting will provide special ultraviolet protection, while other netting will allow more moisture. The netting will be customized according to the required sun and water exposures as needed. This is the area for the seedlings to reproduce with the netting giving protection from the direct sun and excessive rain. This allows the plants to grow from seedlings to when they can be moved to the main growing area.

  *    Construction of an irrigation and sprinkler system. We will have a large open water tank that will have an electric and a gas pump, to allow access to at least one pump, so as not to be dependent on either electric and gas power sources. We will have a pipe system that will supply water as needed to the large growing area. This irrigation system will be on a closed loop so that the water pressure is constant. There will be exits every 10-15 feet or as needed to allow control of the water supply and quantity to the growing areas, as needed. This growing area will occupy approximately 80-90% of the land. The growing area will be customized to handle are 3 lines of plants; short-term, medium-term, and long-term, as each has specific growing requirements.

  Months 10-12

  *    First production of our products.

  *    Growing a range of plants which are classified by their growing times:

  Short-term Plants

  *    Plants that will grow in a period of 1-4 months.

  *    Consisting of the edible organic herbs, plants such as roses, orchids, passion flowers, gardenia, tulips etc.

  *    Seasonal plants such as poinsettias.

  Mid-term Plants

  *    Plants that are grown in a period of 5-12 months.

  *    Types of plants include decorative malanga (a tuber similar to a sweet potato), decorative yucca, iris, and bougainvillea.

  Long-term Plants

  *    Plants that are grown in a period of one year or more.

  *    Ficus, palms and oleanders.

  *    Fruit trees including orange, mandarin, avocado, grapefruit, guava, cacao and lime.

  Off-Balance Sheet Arrangements

  We have no off-balance sheet arrangements.

  Critical Accounting Policies

  Basis of Presentation

  The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles applicable to development stage enterprises.

  Fiscal Periods

  The Company's fiscal year end is September 30.

  Use of Estimates

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

  Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $48,880 in cash and cash equivalents at December 31, 2006.

  Start-Up Costs

  In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

  Fair Value of Financial Instruments and Derivative Financial Instruments

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") Number 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." The carrying amount of accrued liabilities approximates its fair value because of the short maturity of this item. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

  Segmented Reporting

  SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The company presently operates only in Mexico.

  Federal Income Taxes

  Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

  Earnings (Loss) per Share

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

  Foreign Currency Transactions

  The Company's functional currency is the Mexican Peso. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

  (iv) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

  (v) Equity at historical rates; and

  (vi) Revenue and expense items at the average rate of exchange prevailing during the period.

  Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

  For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

  No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2006.

  Derivative Financial Instruments

  The Company was not a party to any derivative financial instruments during the reported fiscal period.

  Stock-Based Compensation

  The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

  Comprehensive Income (Loss)

  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2006.

  The Company has no revenues from inception (June 21, 2006) to December 31, 2006 and has paid expenses of $7,697 during the same period.

  In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

  Revenue Recognition

  The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

  (v) Persuasive evidence for an agreement exists;

  (vi) Delivery has occurred;

  (vii) The fee is fixed or determinable; and

  (viii) Revenue is reasonably assured.

  NEW ACCOUNTING PRONOUNCEMENTS

  None of the following new pronouncements has current application to the Company, but will be implemented in the Company's future financial reporting when applicable.

  In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

  In December 2004, FASB issued Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153)." This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

  In February 2006, FASB issued Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

  In March 2006, FASB issued Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

  In September 2006, FASB issued Financial Accounting Standards No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

  In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

  ITEM 3. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

  Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

  PART II - OTHER INFORMATION

  ITEM 6. EXHIBITS

  The following exhibits are included with this registration statement filing.

  Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-137481, at the SEC website at www.sec.gov:

  Exhibit

  Number Description

  3.1 Articles of Incorporation*

  3.2 Bylaws*

  31.1 Sec. 302 Certification of Principal Executive Officer

  32.1 Sec. 906 Certification of Principal Executive Officer

  SIGNATURES

  Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  February 8, 2007                                                     El Palenque Vivero, Inc.

  By:     /s/ Francisco Mendez

          Francisco Mendez, Director, President,

          Treasurer, Principal Executive Officer,

          Principal Financial Officer

  In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

  February 8, 2007                                                     El Palenque Vivero, Inc.

  By:     /s/ Francisco Mendez

          Francisco Mendez, Director, President,

          Treasurer, Principal Executive Officer,

          Principal Financial Officer