Form 10QSB
period 2007-03-31
El Palenque Vivero, Inc.
filed 2007-05-08
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the Quarterly Period ended March 31, 2007

Commission File Number 333-138927

EL PALENQUE VIVERO, INC.

(Name of small business issuer in its charter)

Nevada                                             20-5277531

                                                                                                         (State of                                           (IRS Employer

                                                                                                      Incorporation)                                       (ID Number)

Privada de Tabasco #27, Colonia Maravillas

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

Yes X No _____

There were 3,500,000 shares of Common Stock issued and outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format: Yes No __X__

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with the related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended September 30, 2006, previously filed in a Form SB-2 Registration Statement with the Securities and Exchange Commission.

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Balance Sheet

ASSETS
	As at	As at
	March 31,	September 30
	2007	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$47,841	$13,440
Prepaid expenses	1,500	5,429

TOTAL ASSETS	$49,341	$18,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$844	$1,500

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.001 par value
100,000,000 preferred shares, $0.001 par value
Issued and outstanding shares:
3,500,000 (Sept. 30, 2006 - 2,500,000) common shares	3,500	2,500
Additional paid-in capital	56,500	17,500
Deficit accumulated during the development stage	(11,503)	(2,631)
Total Stockholders' Equity	48,497	17,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,341	$18,869

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

					Cumulative from
					Inception
		Three-Months		Six-Months	(June 21,
		Ended		Ended	2006) to
		March 31,		March 31,	March 31,
		2007		2007	2007

EXPENSES
Professional fees		$3,554		$8,200	$10,771
General and administrative		252		672	732

Loss Before Other Items		(3,806)		(8,872)	(11,503)

Other Items		-		-	-

Loss for the Period		$(3,806)		$(8,872)	$(11,503)

PER SHARE DATA:

	$(0.001)		$(0.003)

	3,425,843		3,374,102

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Stockholder's Equity

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006 (audited)	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share	925,000	925	36,075	-	37,000
Loss for the period	-	-	-	(5,066)	(5,066)

Balance - December 31, 2006 (unaudited)	3,425,000	$3,425	$53,575	$(7,697)	$49,303

Common shares issued for cash
at $0.04 per share	75,000	75	2,925	-	3,000
Loss for the period	-	-	-	(3,806)	(3,806)

Balance - March 31, 2007 (unaudited)	3,500,000	$3,500	$56,500	$(11,503)	$48,497

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

			Cumulative from
			Inception
	Three-Months	Six-Months	(June 21,
	Ended	Ended	2006) to
	March 31,	March 31,	March 31,
	2007	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,806)	$(8,872)	$(11,503)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(327)	3,929	(1,500)
Increase (decrease) in accrued liabilities	94	(656)	844

Net Cash Used in Operating Activities	(4,039)	(5,599)	(12,159)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	3,000	40,000	60,000

Net Cash Provided by Financing Activities	3,000	40,000	60,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,039)	34,401	47,841

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,880	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,841	$47,841	$47,841

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

El Palenque Vivero, Inc. (the "Company") was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. It is based in Cuernavaca, Morelos Mexico.

The Company is a development stage company that intends to open and operate a plant nursery in the state of Morelos, Mexico. To date, the Company's activities have been limited to its formation and the raising of equity capital. At present, management is devoting most of its activities to raising money pursuant to an SB-2 Registration Statement, declared effective on December 11, 2006.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $47,841 in cash and cash equivalents at March 31, 2007.

e. Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31 2007

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

March 31 2007

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to March 31, 2007.

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

March 31 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2007.

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

a)  Authorized Stock:

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

During the period ended March 31, 2007, the Company issued 1,000,000 common shares at $0.04 per share for total cash proceeds of $40,000 being $1,000 for par value shares and $39,000 for additional paid in capital. These shares were sold to 21 independent individuals.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31 2007

NOTE 3 - CAPITAL STOCK (continued)

Subsequent to March 31, 2007, and prior to May 1, 2007, the Company issued 225,000 common shares at $0.04 per share for total cash proceeds of $9,000 being $225 for par value shares and $8,775 for additional paid in capital. These shares were sold to five independent individuals.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2007, the Company has a loss from operations of $8,872, an accumulated deficit of $11,503, and working capital of $48,497 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

*    In response to these problems, management has planned the following actions:

*    The Company has filed an SB-2 Registration Statement with the United States Securities Exchange Commission, that became effective on December 11, 2006, to offer up to 1,825,000 common shares at $0.04 per share for gross proceeds of up to $73,000.

*    Management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31 2007

NOTE 5 - INCOME TAXES

The Company has incurred operating losses of $11,503, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	March 31, 2007
Net operating loss (from inception to March 31, 2007)	$11,503
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	3,911
Valuation allowance	(3,911)
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

March 31 2007

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

March 31 2007

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

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

Our cash in the bank at March 31, 2007, was $47,841. In order to satisfy our cash requirements we are required to complete our offering of up to 1,825,000 shares registered pursuant to our SB-2 Registration Statement which became effective on December 11, 2006. As of March 31, 2007 our directors have sold 75,000 of the registered shares on the company's behalf and they will attempt to sell the remaining 1,750,000 shares prior to the close of the offering on June 9, 2007. Subsequent to March 31, 2007 and prior to May 1, 2007, our directors sold an additional 225,000 of the registered shares.

For the period from inception (June 21, 2006) to March 31, 2007, we had no revenues and incurred net operating losses of $11,503, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and periodic reports.

Net cash provided by financing activities since inception through March 31, 2007, was $60,000, raised from the private sale of stock to our officers and directors and to 21 independent individuals.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern. Please refer to Note 4 of our financial statements.

Plan of Operation

El Palenque is a development stage company that has no operations, no revenue, no financial backing and limited assets. Our plan is to open a plant nursery in Cuernavaca, Mexico and market our products to local residents and businesses via advertising and word of mouth.

We will start operations by leasing two (2) hectares (approx. 5 acres) of land for our plant nursery in the city of Cuernavaca in the state of Morelos, Mexico. We will need to raise the required amount of $73,000 through our offering before we will consider the financing sufficient to lease land for our nursery and commence with operations.

During the first year of operations, we will concentrate on finding the required investment capital, apply to get our common stock listed on the Over-the-Counter Bulletin Board (OTCBB),, locate land to lease, make the necessary improvements, source the required nursery supplies, and commence with production of our products to sell to the public.

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

Months 1-6:

*    Complete financing

*    Incorporate the Mexican subsidiary company.

*    Locate suitable land

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

*    Construction of an irrigation and sprinkler system. We will have a large open water tank that will have an electric and a gas pump, to allow access to at least one pump, so as not to be dependent on either electric and gas power sources. We will have a pipe system that will supply water as needed to the large growing area. This irrigation system will be on a closed loop so that the water pressure is constant. There will be exits every 10-15 feet or as needed to allow control of the water supply and quantity to the growing areas, as needed. This growing area will occupy approximately 80-90% of the land. The growing area will be customized to handle our 3 lines of plants; short-term, medium-term, and long-term, as each has specific growing requirements.

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

o. Fiscal Periods

The Company's fiscal year end is September 30.

p. Use of Estimates

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

q. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $47,841 in cash and cash equivalents at March 31, 2007.

r. Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

s. Fair Value of Financial Instruments and Derivative Financial Instruments

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

t. Segmented Reporting

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

u. Federal Income Taxes

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

v. Earnings (Loss) per Share

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

w. Foreign Currency Transactions

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to March 31, 2007.

x. Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

y. Stock-Based Compensation

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

z. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2007.

aa. Revenue Recognition

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, SEC File Number 333-137481, on the SEC website at www.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Sec. 302 Certification of Chief Executive and Financial Officer

32.1 Sec. 906 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2007                                                             El Palenque Vivero, Inc

By: /s/ Francisco Mendez

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

May 5, 2007                                                             El Palenque Vivero, Inc.

By:     /s/ Francisco Mendez

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer