Form 10QSB/A
period 2007-03-31
El Palenque Vivero, Inc.
filed 2007-05-08
CIK 1381054

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

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

			Cumulative from
			Inception
	Three-Months	Six-Months	(June 21,
	Ended	Ended	2006) to
	March 31,	March 31,	March 31,
	2007	2007	2007

EXPENSES
Professional fees	$3,554	$8,200	$10,771
General and administrative	252	672	732

Loss Before Other Items	(3,806)	(8,872)	(11,503)

Other Items	-	-	-

Loss for the Period	$(3,806)	$(8,872)	$(11,503)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.001)	$(0.003)

Weighted average number of common shares outstanding	3,425,843	3,374,102

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