Form 10QSB
period 2007-06-30
El Palenque Vivero, Inc.
filed 2007-08-08
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2007

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

Yes X                             No _____

There were 4,550,000 shares of Common Stock issued and outstanding as of June 30, 2007.

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

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Stockholder's Equity

Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount			
Inception - June 21, 2006	-	$ -	$ -	$ -	$ -
Common shares issued to a founder at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders at $0.01 cash per share	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)
Balance - September 30, 2006 (audited)	2,500,000	$ 2,500	$ 17,500	$ (2,631)	$ 17,369
Common shares issued for cash at $0.04 per share	925,000	925	36,075	-	37,000
Loss for the period	-	-	-	(5,066)	(5,066)
Balance - December 31, 2006 (unaudited)	3,425,000	$ 3,425	$ 53,575	$ (7,697)	$ 49,303
Common shares issued for cash at $0.04 per share	75,000	75	2,925	-	3,000
Loss for the period	-	-	-	(3,806)	(3,806)
Balance - March 31, 2007 (unaudited)	3,500,000	$ 3,500	$ 56,500	$ (11,503)	$ 48,497
Common shares issued for cash at $0.04 per share	1,050,000	1,050	40,950	-	42,000
Loss for the period	-	-	-	(5,031)	(5,031)
Balance - June 30, 2007 (unaudited)	4,550,000	$ 4,550	$ 97,450	$ (16,534)	$ 85,466

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

Three-Months Ended June 30, 2007	Nine-Months Ended June 30, 2007	Cumulative from Inception (June 21, 2006) to June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (5,031)	$ (13,903)	$ (16,534)
Changes in Operating Assets and Liabilities:			
(Increase) decrease in prepaid expenses	1,500	5,429	-
Increase (decrease) in accrued liabilities	608	(48)	1,452
Net Cash Used in Operating Activities	(2,923)	(8,522)	(15,082)
CASH FLOWS FROM FINANCING ACTIVITIES			
Common stock issued for cash	42,000	82,000	102,000
Net Cash Provided by Financing Activities	42,000	82,000	102,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,077	73,478	86,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47,841	13,440	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 86,918	$ 86,918	$ 86,918
Supplemental Cash Flow Disclosures:			
Cash paid for:			
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

-The accompanying notes are an integral part of these financial statements -

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

El Palenque Vivero, Inc. (the "Company") was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. It is based in Cuernavaca, Morelos Mexico.

The Company is a development stage company that intends to open and operate a plant nursery in the state of Morelos, Mexico. To date, the Company's activities have been limited to its formation and the raising of equity capital. At present, management devoted most of its activities to raising money pursuant to an SB-2 Registration Statement, declared effective on December 11, 2006. The offering was closed on June 1, 2007.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $86,918 in cash and cash equivalents at June 30, 2007.

e. Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", the Company expenses all costs incurred in connection with the start-up and organization of the Company.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

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

i. Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to June 30, 2007.

k. Stock-Based Compensation

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

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

m. Revenue Recognition

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

During the period ended period ended June 30, 2007, the Company issued 2,050,000 common shares at $0.04 per share for total cash proceeds of $82,000 being $2,050 for par value shares and $79,950 for additional paid in capital. These shares were sold to 37 independent individuals.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

NOTE 3 - CAPITAL STOCK (continued)

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2007, the Company has a loss from operations of $13,903, an accumulated deficit of $16,534, and working capital of $85,466 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - INCOME TAXES

The Company has incurred operating losses of $16,534, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

Details of future income tax assets are as follows:

Future income tax assets:	June 30, 2007
Net operating loss (from inception to June 30, 2007)	$16,534
Statutory tax rate (combined federal and state)	34%
Non-capital tax loss	5,622
Valuation allowance	(5,622)
$-

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2007

NOTE 5 - INCOME TAXES (continued)

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

June 30, 2007

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

Results of Operations

Our cash in the bank at June 30, 2007, was $86,918. In order to satisfy our cash requirements we were required to complete our offering of up to 1,825,000 shares registered pursuant to our SB-2 Registration Statement which became effective on December 11, 2006. We closed our offering on June 1, 2007, in which our officers and directors sold 1,125,000 of the registered shares on the company's behalf and they will not attempt to sell the remaining 700,000 shares.

For the period from inception (June 21, 2006) to June 30, 2007, we had no revenues and incurred net operating losses of $16,534, consisting of professional fees and general and administrative expenses primarily incurred in connection with the preparation and filing of our SB-2 Registration Statement and periodic reports.

Net cash provided by financing activities since inception (June 21, 2006) through June 30, 2007, was $102,000, raised from the private sale of stock to our officers and directors and to 37 independent individuals, and through our initial public offering under our Form SB-2 Registration Statement.

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

We will start operations by leasing approximately two (2) hectares (approx. 5 acres) of land for our plant nursery in the city of Cuernavaca in the state of Morelos, Mexico. We have raised the required amount of funds through our offerings and therefore consider the financing sufficient to lease land for our nursery and commence with operations.

During the first year of operations, we will apply to get our common stock listed on the Over-the-Counter Bulletin Board (OTCBB), incorporate a subsidiary Mexican corporation, locate land to lease, make the necessary improvements, source the required nursery supplies, and commence with production of our products to sell to the public.

We estimate that we will not be able to generate significant revenues from nursery sales within the first year of development.

Milestones to Implement our Business

Here is an outline of how our next 12-month period. We have closed our offering and feel we have raised sufficient funds fur us to begin implementing our business plan.

Months 1-3:

Incorporate the Mexican subsidiary company.

Locate suitable land

Months 3-6:

Lease the land. Land will be approximately 2 hectares and should be approx. $2,000 per month.

Permits - Obtain a Licencia de Fomento Hortila y Ornamental issued by the Department of Agriculture.

Interview employees for work beginning in months 6-10. All employees will be required to be registered in the Mexican government's social security system.

Months 6-10:

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

Construction of an irrigation and sprinkler system. We will have a large open water tank that will have an electric and a gas pump, to allow access to at least one pump, so as not to be dependent on either electric or gas power sources. We will have a pipe system that will supply water as needed to the large growing area. This irrigation system will be on a closed loop so that the water pressure is constant. There will be exits every 10-15 feet or as needed to allow control of the water supply and quantity to the growing areas, as needed. This growing area will occupy approximately 80-90% of the land. The growing area will be customized to handle our 3 lines of plants; short-term, medium-term, and long-term, as each has specific growing requirements.

Months 10-12

First production of our products.

Growing a range of plants which are classified by their growing times:

Short-term Plants

Plants that will grow in a period of 1-4 months.

Consisting of the edible organic herbs, plants such as roses, orchids, passion flowers, gardenia, tulips etc.

Seasonal plants such as poinsettias.

Mid-term Plants

Plants that are grown in a period of 5-12 months.

Types of plants include decorative malanga (a tuber similar to a sweet potato), decorative yucca, iris, and bougainvillea.

Long-term Plants

Plants that are grown in a period of one year or more.

Ficus, palms and oleanders.

Fruit trees including orange, mandarin, avocado, grapefruit, guava, cacao and lime.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $16,534 from inception, June 21, 2006, to June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and at June 30, 2007, we had working capital of $85,466. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $86,918 in cash and cash equivalents at June 30, 2007.

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

Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board ("FASB") Statement Number 128, "Earnings per Share," ("EPS") which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Transactions

The Company's functional currency is the Mexican Peso. The Company's reporting currency is the U.S. Dollar. All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

iii) Equity at historical rates; and

iv) Revenue and expense items at the average rate of exchange prevailing during the period.

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to June 30, 2007.

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

Comprehensive Income (Loss)

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2007, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2007.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

ii) Persuasive evidence for an agreement exists;

iii) Delivery has occurred;

iv) The fee is fixed or determinable; and

v) Revenue is reasonably assured.

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

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Form SB-2 Registration Statement, SEC File Number 333-138927, on the SEC website at www.sec.gov:

Exhibit

Number Description

3.1 Articles of Incorporation*

3.2 Bylaws*

31.1 Rule 13a-14(a)/15d-14a(a) Certifications

32.1 Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2007.

El Palenque Vivero, Inc. (Registrant)

By: "Francisco Mendez"

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer