Form 10KSB
period 2007-09-30
El Palenque Vivero, Inc.
filed 2007-12-13
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2007.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

EL PALENQUE VIVERO, INC.
(Exact name of small business issuer in its charter)

Nevada	333-138927	20-5277531
(State or other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

Privada de Tabasco # 27,

Colonia Maravillas,

Cuernavaca, Morelos, Mexico  62320
(Address of principal executive offices)

Issuer’s telephone number: (305) 394-9730

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes¨ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB x

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     ☒ Yes¨ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  As of December 1, 2007, there were 2,050,000 issued and outstanding shares of our common stock, par value $0.001 per share, held by non-affiliates.  The aggregate value of the securities held by non-affiliates on December 1, 2007 was $0.00 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 1, 2007, the issuer had 4,550,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business.

  3

Item 2.

Description of Property.

11

Item 3.

Legal Proceedings.

12

Item 4.

Submission of Matters to a Vote of Securities Holders.

12

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters.

12

And Small Business Issuer Purchases of Equity Securities.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

13

Item 7.

Financial Statements.

19

Item 8.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure.

31

Item 8A.

Controls and Procedures.

31

Item 8B

Other Information.

31

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and

Corporate Governance; Compliance with Section 16(a) of the

Exchange Act.

31

Item 10.

Executive Compensation.

33

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters.

35

Item 12.

Certain Relationships and Related Transactions, and Director

Independence.

36

Item 13.

Exhibits.

37

Item 14.

Principal Accountant Fees and Services.

38

Signatures

39

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General Information

El Palenque Vivero, Inc. (“El Palenque” or the “Company”) was incorporated in the State of Nevada on June 21, 2006 as El Palenque Nercery, Inc.  On June 30, 2006 the Company changed the name to El Palenque Vivero, Inc.  We were incorporated to open and operate a plant nursery in the city of Cuernavaca, in the state of Morelos, Mexico.  Francisco Mendez was named as President, Treasurer, CFO, CEO and Director of the Company.  Yosbani Mendez was named Secretary and Director of the Company.  At that time the board of directors voted to seek capital and begin development of our business plan.  We received our initial funding of $20,000 through the sale of common stock to Francisco Mendez who purchased 1,000,000 shares of common stock at $0.005 on June 30, 2006, 500,000 shares of common stock at $0.01 on August 1, 2006, and Yosbani Mendez who purchase 1,000,000 shares of common stock at $0.01 on August 1, 2006.  In October 2006 we received $37,000 from 18 individuals who purchased 925,000 shares of our common stock at $0.04 per share.  During December, 2006 – June, 2007, we received $45,000 from 19 individuals from our public offering for 1,125,000 shares at $0.04 per share.

As of September 30, 2007 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 5 of our financial statements.

We have a total of 100,000,000 authorized common shares and 100,000,000 authorized preferred shares, both with a par value of $0.001 per share, and have 4,550,000 common shares issued and outstanding as of September 30, 2007.

 We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,750,000 shares of our common stock in connection with an offering of the 2,750,000 shares at a price of $0.04 per share.  Of the shares being registered, 925,000 were registered for sale by the selling shareholders, and 1,825,000 were registered for sale by the Company.  As of September 30, 2007, we had partially completed the offering and raised a total of $45,000 on the issuance of 1,125,000 shares.  We closed the offering on June 1, 2007, and the remaining 700,000 shares went unsold by the Company.

Our principal offices are located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México 62320, and our telephone number is (305) 394-9730.  Francisco Mendez, our President and director, supplies this office space on a rent free basis.

Business Development

El Palenque has no revenues and limited operations.  We have sustained losses since inception, June 21, 2006, to September 30, 2007 of $19,591 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

El Palenque has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  The Company, its directors, officers, affiliates and promoters have not and do not have any present intentions to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Business of Issuer

Principal Products

It is our intention to incorporate a Mexican company in which we will own 100% of the shares, to be used for the purpose of leasing land and purchasing the equipment and supplies required for the nursery.

El Palenque intends to open and operate a plant nursery in the city of Cuernavaca, in the state of Morelos, Mexico. We intend to accomplish this goal by leasing land for our nursery in Cuernavaca which we will then do leasehold improvements upon and cultivate plants to offer to businesses and the public.

We feel we have raised sufficient cash, in order to lease land, purchase the necessary equipment, produce our products, and operate for the next 12 months.  We do not expect to start cultivating our products until the last 2 months of the coming year, thus, we do not expect to be generating significant revenues from our nursery in the first year of operations.

Our primary focus is to lease a suitable piece of land for our nursery, construct a green house, construct irrigation and prepare the land that will enable us to make our products available to the public, with a goal of generating a plant base for supermarkets, contractors, hotels and the public to generate revenues.

El Palenque’s nursery will produce popular herbs, ornamental and garden plants, and will work to produce flowers and plants that are seasonal, like poinsettias for the Christmas season.  We will concentrate on certain product categories that are conducive to the growing climate in south-central Mexico.  The temperatures in Cuernavaca average 20ºC (68ºF) from September to February and 22ºC - 24ºC (71ºF to 75ºF) from March to August with the rainy season being from May to October and the dry season from November to April.

Our primary marketing approach is to provide products to established stores in the surrounding area, such as Cuernavaca, Acapulco, Taxco, Pueblo, and Mexico City, hotels, landscapers, construction companies, and individuals.  The development of large vacation centers and tourist spots has required the production of a wide variety of plants and flowers, as well as plants for the art of landscape gardening.

We will be able to offer personalized services, quality plants and fast service.  We will be able to guarantee a large portion of plants and herbs as organic.  Additionally, with the climate of Cuernavaca we will be able to offer most of our products year round.  Cuernavaca is known as “la ciudad de la eterna primavera” (the city of eternal spring).

The types of plants we plan to grow include:

Short-term Plants

•

These are plants that will grow in a period of 1-4 months.

•

These consist of the edible organic herbs, plants such as roses, orchids, passion flowers, gardenia, tulips etc.

•

Seasonal plants such as poinsettias.

Mid-term Plants

•

These are plants that are grown in a period of 5-12 months.

•

Types of plants are decorative malanga (a tuber similar to a sweet potato), decorative yucca, iris, and bougainvillea.

Long-term Plants

•

These are plants that are grown in a period of one year or more.

•

Ficus, palms and oleanders.

•

Fruit trees including orange, mandarin, avocado, grapefruit, guava, cacao and lime.

We plan to establish water and fertilizer recycling systems to minimize the costs of these elements and maximize water conservation.

Selecting the Nursery Site

Site selection and layout are very important to the success of a nursery.  Our choice will directly affect our success in growing and selling plants as a poor choice could lead to greater cost, reduced plant quality, increased product losses and reduced profit.

There are at least six factors that we will consider when evaluating our potential nursery site:

1.

Quantity and quality of irrigation water

2.

Access to transportation and markets

3.

Topography and soil type

4.

Access to, and type of, utilities

5.

Favorable climactic conditions

6.

Access to steady labor supply

The history of the site is extremely important and specific questions we will address are:

1.

If crop land, what crop was grown?

2.

If non-crop land, what was the land used for previously?

3.

Has the land been contaminated by pesticide or other toxins?

4.

If so, what reclamation efforts were made?

5.

Are there underground structures on the property (utility lines, storage tanks, irrigation lines or drainage tile)?

6.

If so, where are they located and what are their sizes?

7.

Does the land drain poorly or flood?

Another consideration is the soil type and characteristics.  General characteristics for a good nursery soil include a tillable, well-drained soil with high water-holding capacity.  The land should have less than 5% slope to insure good air flow and surface drainage.  While a majority of our production will be container based, the type of soil is still important for our limited field production.

Of all the needs of plant production, the availability of ample, high-quality water is most important.   Potential water sources include lakes and ponds, streams, wells, and municipal water supplies.  Each must be tested and it is very important for us to determine the water source and limitations prior to leasing the property.

We will also give thought to long-term development of the property.  In general this would include issues that provide the least movement of plants and people and basic issues like location for loading trucks, turning radius of equipment, width of equipment and weight restrictions on access roads.

Production Systems

The three main types of nursery production systems are field, container and pot-in-pot.  Selection of a production system is not exclusive, and at this time we estimate our production will consist of 85% container and 15% field production.

Field production has three major advantages.  First, it is often less demanding that container production in terms of water and fertilizer requirements.  In addition, the labor required is less intensive during production than container production.  There are several disadvantages associated with field production which include,  but are not limited to the “harvesting” or digging of the field-grown products is limited to specific windows during the year, typically fall and spring and is very labor intensive.  Field production also offers a challenge in space allocation due to random harvesting or random plant death.  In contrast, as plants are “harvested” for shipment in container production, the container block can be re-sorted, moved or tightened-up.

A recent innovation in field nursery production is the use of in-ground fabric containers, sometimes called root control bags or field grow bags.  In theory, they combine the best qualities of container and field production.  The advantages of field grow bags are numerous: they enhance rooting; fewer roots are lost at transplanting (80% of the roots are left intact); harvesting is easier; they save labor and time; and no special machinery is needed at harvest.

Container production makes possible almost year-round “harvesting” and availability of plants.  Containers are usually watered with drip or trickle irrigation systems which use 60% to 70% less water than overhead systems which are typically used in field production.  There are high-density capabilities and the ability to use land unsuited to field production.  Containers provide handling convenience and increased flexibility for plant spacing not offered by field production.  Handling advantages also translate into handling efficiencies when stacking or loading trucks.  The use of container production also means we could customize the growing media.  The potential to modify chemical and physical properties in a container is much greater than for field soil.  Container production also allows for growing “transplant sensitive” plants.  While container production has many advantages, the system is not without challenges.  The disadvantages include:  small containers need frequent water, nutrients are rapidly depleted, plants may require winter protection, plants become easily root-bound, trees are knocked over by wind and containers can be costly.  Container grown plants cannot be held as long as field plants.  Unsold field plants can simply stay in the soil; however container plants will likely require moving up to a larger container which adds to the cost of the final product.

To produce annual bedding plants, we will either buy or germinate seeds to produce small plants, called "plugs," or purchase plugs from specialized plug producers. The plugs will then be transplanted to bedding packs, gallon hanging baskets and containers of various sizes. The growth cycle of color plants is typically less than one year, with many color plants having a growing season as short as eight to 16 weeks, allowing approximately three to four inventory turns per year. As with ornamental plants, we will apply controlled watering and fertilizing in order to ensure high quality.

Distribution Methods

Our services will be offered to the public via word of mouth, newspaper advertising, and direct sales to supermarkets, stores, landscapers, construction companies, and individuals.

Status of Publicly Announced New Products or Services

We currently have no new publicly announced products or services.

Competitive Business Conditions and Strategy; El Palenque Vivero’s Position in the Industry

We intend to establish El Palenque Vivero as a competitive company in an already existing market.  There is currently a need for our services, as there is a high demand for quality organic edible herbs, ornamental plants and outdoor plants and trees.  Having our nursery in this location provides us with ideal year-round climate for growing our products as well as the area having good access to a steady water supply.  Additionally, Cuernavaca is situated in the middle of Mexico, being close to the heart of the country, Mexico City.  Cuernavaca is a small city with wealth and is a preferred location for people to live away from the city, plus it is close to the highest consumption areas of the country, being 72 km from Mexico City, 260 km from Acapulco and 110 km from Pueblo.

The Company believes that because we will be able to provide quality organic products, have modern amenities, and be located in a highly populated part of Mexico with excellent year-round climate, that we will have a distinct advantage over other nurseries located in other parts of the country.

To date, we have not entered into any negotiations with any supermarkets, stores, landscapers, or construction companies to sell our products.  Additionally, we have not started to look for a suitable piece of land.

Sources and Availability of Raw Materials and Names of Principal Suppliers

The land that the Company will lease for the nursery will be sourced from listings in newspapers, via word of mouth, from canvassing the neighborhood looking for a suitable location or from a real estate agent.  Because of the recent (and current) construction boom in Cuernavaca for both residential and commercial properties, we will be looking for our land in agricultural zones that surround the city.

Also, there are many sources of soil, seedlings, seeds, fertilizers, and other planting supplies in Mexico and the market place for these products are highly competitive.   The success of our business plan relies heavily on acquiring the land and making the necessary improvements for irrigation, and having quality organic supplies of soil. This will be achieved by taking time to find the right piece of land with access to all available amenities, such as electricity, water and telephone and signing a long-term lease.  We will be able to have access to good quality organic soils at very reasonable prices, as there are many suppliers surrounding Cuernavaca.   At the close of this offering, our president, Francisco Mendez, will determine where he will lease the land, purchase the necessary equipment, soil and supplies by comparing prices between the different suppliers.

We will also need to hire two (2) day-time employees, one (1) office manager, and one (1) night time security guard at the time the Company leases its land and has secured the necessary business permits.  The day-time employees will be responsible for the land renovations as well as the day to day operations of the business, the office manager will be responsible for sourcing materials, keeping track of inventory levels and maintaining detailed accounting reports.

To date, we have not entered into any formal or preliminary negotiations with any nursery suppliers or equipment vendors, realtor, property leasing agent, or potential employees.  We will begin to source land, purchase the necessary equipment and supplies, and find employees to carry out the implementation phase of our business plan at the time we have sufficient funding to proceed.

Dependence on one or a few major customers

Our business plan is dependent upon finding a suitable piece of land to lease, so as to produce the best possible products.  We intend to market our services to both local residents and businesses. Since landscaping, herbs for cooking and ornamental plants are in high demand by many individuals and businesses in our area we do not anticipate having difficulties finding clients.  We also, do not anticipate being dependent on a few major customers for our products.

Patents, Trademarks, Licenses, Agreements or Contracts

There is no aspect of our business plan that requires a patent, trademark, or product license, and we have not entered into any vendor agreements or contracts that give rise to any obligations or concessions.

Governmental Controls, Approval and Licensing Requirements

Before El Palenque is able to lease land to start the nursery business, we will incorporate a wholly owned Mexican corporation.  This corporation will be required to obtain a “Licencia de Formento Hortila y Ornamental”. This permit is issued by the Ministry of Agriculture provided that, upon inspection, the land has met a certain set of standards in relation to its ability to be used as a plant nursery.  These standards are to determine that the land is zoned for agriculture and is able to sustain the requirements of a nursery.

We will also be required to have our Mexican corporation enroll all their employees in the Mexican Social Security system.  We will be responsible for submitting these payments to the government on behalf of the employees.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for owning and operating a nursery in Mexico.  However, certain procedures mandated by the Ministry of the Environment in relation to the disposal and use of fertilizers and/or chemicals must be adhered to or you may lose your business licenses for failure to comply.

Number of Employees

At this time we have no employees.   The officers and directors are donating their time to the development of the Company and intend to do whatever work is necessary in order to bring us to the point of being able to implement our business plan.

During the implementation phase of our business plan, El Palenque will hire two (2) day-time employees, one (1) day-time office manager, and one (1) night-time security guard.  At this time the officers and directors of the Company will continue to donate their time to the development of the Company in order to bring it to the point of generating revenues.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchases or Sales of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Risks associated with EL PALENQUE VIVERO, INC.

Our Officers and Directors currently devote only part time services to the company and are also involved in other business activities.  The company’s needs could exceed the amount of time or level of experience they may have.  This could result in their inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits.

Francisco Mendez, the President and Director of the Company, currently devotes approximately 12 hours per week to company matters.  Yosbani Mendez, our Secretary and Director, currently devotes approximately 8 hours per week to company matters.  The responsibility of developing the company’s business and fulfilling the reporting requirements of a public company all fall upon Mr. Francisco Mendez and Mr. Yosbani Mendez.  We have not formulated a plan to resolve any possible conflict of interest with their other business activities.  In the event they are unable to fulfill any aspect of their duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

We are a start-up company with a lack of operating history and profitability.  El Palenque has incurred losses since inception and we expect those losses to continue in the future.  As a result, we may have to suspend or cease operations.

We were incorporated on June 21, 2006, and we have not started our proposed business operations or realized any revenues.  We have no operating history upon which an evaluation of our future success or failure can be made.  As a result, it is possible that we may not generate revenues in the future.  We have incurred a net loss of $19,591 since inception to September 30, 2007, and in order to generate revenue we are dependent on:

•

Our ability to finance and build our plant nursery.

•

Our ability to find customers who will purchase our products in order to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods.  This will happen because the maximum possible revenues we can generate from the business will not be sufficient enough to cover the expenses associated with operating the company.  As such, we may not be able to generate enough future revenues to cover our expenses, which could cause us to suspend or cease operations.

Because El Palenque is a small company, and does not have much capital, if we are unable to raise additional funds to meet our needs we may have to scale back operations.

Because we are a small company with limited financial resources, we are limited in our ability to successfully implement our business plan, and we may not be able build our nursery and sell our products as we would like.  In that case, we would have to raise more capital in order for the business to be successful.

If we cannot build our nursery and sell enough products, then we would be unable to generate the revenues required in order to maintain our business.

If our officers and directors resign or die without having found replacements, our operations will be suspended or cease altogether.

We have two officers and directors and we are entirely dependent upon them in order to conduct our operations.  If they should resign or die, there will be no one to run El Palenque, and the company has no Key Man insurance.  If such an event were to take place and we were unable to find other persons to run us, our operations would be suspended or cease entirely.

Our production of plants may be adversely affected by a number of agricultural factors beyond our control.

Our production of plants may be adversely affected by a number of agricultural risks, including disease, pests, freezing conditions, snow, drought or other inclement weather, and improper use of pesticides or herbicides. These factors could cause production difficulties which could damage or reduce our inventory, resulting in sales, profit and operating cash flow declines, which could be material.

Increases in water prices or insufficient availability of water could adversely affect our plant production, resulting in reduced sales and profitability.

Plant production depends upon the availability of water. Our nurseries receive their water from a variety of sources, including on-site wells, creeks, reservoirs and holding ponds, municipal water districts and irrigation water supplied to local districts. The loss or reduction of access to water at our nursery could have a material adverse effect on our business, results from operations and operating cash flows. In addition, increases in our costs for water could adversely impact our profitability and operating cash flows.  We may experience fluctuations in available water supplies and serious reductions in our supplies of surface water in the event of prolonged droughts. If such reductions occur, those nurseries would have to rely on backup water supplies which are more costly than surface water supplies.

We face risks associated with fungus or disease.  Quarantines of our products or other actions by regulatory authorities could have a material adverse effect on our business and results of operations.

Fungus-like pathogens, recently identified by scientists, such as Sudden Oak Death (SOD) also known as Phytophthora ramorum ("P. ramorum") have in recent years caused quarantines on certain plant species.  P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants.  Currently, approximately 90 plant species grown by commercial nurseries have been identified as SOD hosts.  If in the future we test positive for SOD or other fungi or disease, our products could be subject to quarantine by regulatory authorities. If this were to occur, we could experience a significant loss of sales and may be required to destroy inventory, which could have a material adverse effect on our business, results from operations, and operating cash flows.

Because our business is highly seasonal, our revenues, cash flows from operations and operating results may fluctuate on a seasonal and quarterly basis.

The nursery business is highly seasonal. The seasonal nature of our operations may result in a significant increase in our working capital during the growing and selling cycles. As a result, operating activities during the first and fourth quarters will use significant amounts of cash, and in contrast, operating activities for the second and third quarters will generate substantial cash as we ship inventory and collect accounts receivable. We expect to experience significant variability in net sales, operating cash flows and net income on a quarterly basis. One significant factor contributing to this variability is weather, particularly on weekends during the peak gardening season in the second quarter. Unfavorable weather conditions during the peak gardening season could have a material adverse effect on our net sales, cash flows from operations and operating income.

Other factors that may contribute to this variability include:

1.

shifts in demand for live plant products;

2.

changes in product mix, service levels and pricing by us and our competitors;

3.

period-to-period changes in holidays;

4.

the economic stability of our customers.

We will face intense competition, and our inability to compete effectively for any reason could adversely affect our business.

We will compete primarily on the basis of product mix, consistency of product quality, product availability, customer service and price. We will face competition from other local companies and from one or two national companies. Competition may also increase considerably in the future. Our competitors may have greater market share, less debt, greater pricing flexibility or superior marketing or financial resources. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

Our nursery facility will operate entirely on leased land.

Our nursery facility will operate entirely on leased land. If the lease is expiring and we are unable to negotiate an extension under favorable terms we would be required to relocate our nursery.  We would incur substantial costs in connection with the establishment of these new production facilities.  We may not be successful in establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate the property we may incur remediation costs. Interruptions or delays in the transitioning from the property could adversely impact our nursery operations and increase our costs. Our failure to effectively manage the relocation or the incurrence of relocation costs could result in a decrease in revenue or other adverse effects in our business and results of operations.

We will be subject to various environmental laws and regulations that govern, and impose liability, for our activities and operations.  If we do not comply with these laws and regulations, our business will be adversely affected.

While we intend to grow all of our plants organically, we will still be subject to federal, state and local laws and regulations that govern, and impose liability for our activities and operations which may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous substances and other wastes.  Some of our operations and activities, such as water runoff from our nursery and the use of certain fertilizers, may be subject to regulation. Regulatory agencies may regulate or prohibit the use of products, procedures or operations, thereby affecting our operations and profitability. In addition, we must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on our business.

Price increases of certain raw materials could adversely affect our business.

We could be vulnerable to price increases for raw materials. We do not currently have any contracts with raw material suppliers. Increases in the cost of raw materials essential to our operations including, but not limited to, seed, plastic, and fertilizer, would increase our costs of production.  Significant increases in the price or a scarcity of raw materials essential to plant propagation could have a material adverse effect on our business. We may not be able to pass such price increases on to our customers in the form of higher prices for our products, which could materially adversely affect our results of operations and operating cash flows.

Our independent auditors have issued an audit opinion for El Palenque Vivero which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 5 of our accompanying financial statements, our limited development stage and our lack of any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern.  If our business plan does not work, we could remain as a start-up company with limited material operations, revenues, or profits.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of liquidity of our common stock.  Further, many brokers charge higher transactional fees for penny stock transactions.  As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Our common stock is quoted on the OTC Electronic Bulletin Board, under the symbol “ELQV”.  To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

Reports to Security Holders

El Palenque will voluntarily make available an annual report including audited financials on Form 10-K or Form 10-KSB to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act,  including but not limited to, the report on Form 8-K, annual reports on Form 10-K or 10-KSB, and quarterly reports on Form 10-Q or 10-QSB.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding El Palenque and filed with the SEC at http://www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY.

Since inception, the Company uses the home office premises of Francisco Mendez, the President of the Company, on a rent free basis.  The premises are located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México  62320.  The Company intends to use these premises until we are able to lease the property for the nursery at which time we will utilize an onsite office. The mailing address for the Company is 8567 Coral Way, Suite 198, Miami, FL 33155.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or, our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

                 BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ELQV.OB”.  However, our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 1, 2007, there were 39 record holders of our common stock.

Status of our public offering

On December 11, 2006, our Form SB-2 registration statement (SEC file no. 333-138927) was declared effective by the SEC. From December, 2006 to June 2007, we partially completed our public offering by selling 1,125,000 shares of common stock to 18 persons in consideration of $45,000.  We closed our offering on June 1st, 2007.

Since completing our public offering, until September 30, 2007, we have used the proceeds as follows:

Land Lease

$             -

Employee Salaries

-

Permits

-

Land Improvements

-

Nursery Supplies

 -

Truck

 -

Office & Equipment

-

Utilities

 -

Insurance

 -

Professional Fees

-

Cash on Hand

45,000

Total Use of Net Proceeds

$  45,000

Since inception we have used the proceeds raised from our officers and directors and from our private offering.  As of September 30, 2007, we have cash of $84,009, and as such have not spent any of the proceeds from our recent public offering.

Common Stock

The holders of Common Stock currently (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of the affairs of the Company; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. All shares of Common Stock now outstanding are fully paid for and non-assessable and all shares of Common Stock which are the subject of this Offering, when issued, will be fully paid for and non-assessable. Reference is made to the Company's Articles of Incorporation, By-Laws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of the Company's securities.

Preferred Stock

While our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of preferred stock, $0.001 par value per share, no preferred shares have been issued nor are contemplated to be issued in the near future.

Non-cumulative Voting

The holders of shares of Common Stock of the Company do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of the Company's directors. As of December 1, 2007, the 2 officers and directors own 55% of the outstanding shares.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2007.

ITEM 6.  PLAN OF OPERATION.

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $19,591 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2007 and 2006, respectively.

Balance Sheet Data

September 30, 2007

September 30, 2006

Cash and cash equivalents

$

84,009

$

13,440

Total assets

$

84,009

$

18,869

Total liabilities

$

1,600

$

1,500

Shareholders’ equity

$

82,409

$

17,369

Our cash in the bank at September 30, 2007 was $84,009.  Net cash provided by financing activities since inception (June 21, 2006) through September 30, 2007 was $102,000,  raised from the sale of our common stock.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months, please refer to note 5 of our financial statements.

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

During the next 12 months of operations, we will incorporate a subsidiary Mexican corporation, locate land to lease, make the necessary improvements, source the required nursery supplies, and commence with production of our products to sell to the public.

We estimate that we will not be able to generate significant revenues from nursery sales within the 12 months of development.

Milestones to Implement our Business

Here is an outline of our next 12-month period plan.  We have closed our offering and feel we have raised sufficient funds for us to begin implementing our business plan.

Months 1-3:

•

Incorporate the Mexican subsidiary company.

•

Locate suitable land

Months 3-6:

•

Lease the land.  Land will be approximately 2 hectares and should be approx. $2,000 per month.

•

Permits – Obtain a Licencia de Fomento Hortila y Ornamental issued by the Department of Agriculture.

•

Interview employees for work beginning in months 6-10.  All employees will be required to be registered in the Mexican government’s social security system.

Months 6-10:

•

Begin work to complete nursery – employ 1 night security person, 1 administrator and 2 full-time workers.

•

Complete land improvements.  We anticipate building a small office with some parking.  This office will be used by the office administrator and for potential customers.

•

Construct a large water depository tank with two pumps, one electric and one gas (the gas pump is the back-up if the electricity goes down).  The tank will be the source for water that will flow through the irrigation and sprinkler system to supply the plants with the necessary moisture.

•

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

•

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

•

First production of our products.

•

Growing a range of plants which are classified by their growing times:

Short-term Plants

•

Plants that will grow in a period of 1-4 months.

•

Consisting of the edible organic herbs, plants such as roses, orchids, passion flowers, gardenia, tulips etc.

•

Seasonal plants such as poinsettias.

Mid-term Plants

•

Plants that are grown in a period of 5-12 months.

•

Types of plants include decorative malanga (a tuber similar to a sweet potato), decorative yucca, iris, and bougainvillea.

Long-term Plants

•

Plants that are grown in a period of one year or more.

•

Ficus, palms and oleanders.

•

Fruit trees including orange, mandarin, avocado, grapefruit, guava, cacao and lime.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from business operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Currently, we have no financing plans.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since inception our main source for cash has been the sale of our equity securities.  Upon inception, we issued 2,500,000 shares of common stock to two directors for $20,000.  In June 2006, we completed a private offering of 925,000 shares of common stock to 18 persons in consideration of $37,000.  This offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act.  During December 2006 to June 2007, we issued 1,125,000 shares of common stock to 19 persons in consideration of $45,000.  These shares were issued pursuant to our Prospectus filed as part of our registration statement on Form SB2 and declared effective on December 11, 2006.  We raised a total of $102,000 from the sale of our common stock.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

As of September 30, 2007, our cash and total assets were $84,009 and our total liabilities were $1,600.

Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2007, the Company has a loss from operations of $16,960, an accumulated deficit of $19,591, and working capital of $82,409 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.  The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $84,009 in cash and cash equivalents at September 30, 2007 ($13,440 - September 30, 2006).

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Earnings (Loss) per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in Mexico.

Foreign Currency Transactions

The Company’s functional currency is the Mexican Peso.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to September 30, 2007.

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended September 30, 2007 and the period ended 2006, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the year ended September 30, 2007 and the period ended 2006.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

ITEM 7. FINANCIAL STATEMENTS.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

Page(s)

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets at September 30, 2007 and 2006

F-4

Statements of Operations for the Year Ended September 30, 2007 and
from Inception (June 21, 2006) to September 30, 2006 and Cumulative

from Inception (June 21, 2006) to September 30, 2007

F-5

Statement of Changes in Stockholders’ Equity for the Period of

June 21, 2006 (Inception) to September 30, 2007

F-6

Statements of Cash Flows for the Year Ended September 30, 2007 and
from Inception (June 21, 2006) to September 30, 2006 and Cumulative

from Inception (June 21, 2006) to September 30, 2007

F-7

Notes to Audited Financial Statements

F-8 – F-12

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

El Palenque Vivero, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of El Palenque Vivero, Inc. (A Development Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through September 30, 2007, and Inception on June 21, 2006 through September 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Palenque Vivero, Inc. (A Development Stage Company) as of September 30, 2007 and 2006 and the results of its operations and its cash flows through September 30, 2007, and Inception on June 21, 2006 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, as of September 30, 2007, the Company has a loss from operations of $16,960, an accumulated deficit of $19,591 and a working capital of $82,409 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

November 20, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

As at September 30,

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$84,009	$13,440
Prepaid expenses	-	5,429

TOTAL ASSETS	$84,009	$18,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,600	$1,500

TOTAL LIABILITIES	1,600	1,500

STOCKHOLDERS' EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares (Sept. 30, 2006 - 2,500,000)	4,550	2,500
Additional paid-in capital	97,450	17,500
Deficit accumulated during the development stage	(19,591)	(2,631)
Total Stockholders' Equity	82,409	17,369

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,009	$18,869

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
		From Inception	(June 21,
	Year Ended	(June 21, 2006) to	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	15,636	2,571	18,207
General and administrative	1,324	60	1,384

Total Operating Expenses	16,960	2,631	19,591

Other Income (Expense)	-	-	-

Net Loss Applicable to
Common Shares	$(16,960)	$(2,631)	$(19,591)

PER SHARE DATA:

Basic and diluted loss per common share
	$(0.004)	$(0.001)

Weighted average number of common shares outstanding
	3,856,696	1,801,980

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to September 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006 (audited)	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance - September 30, 2007 (audited)	4,550,000	$4,550	$97,450	$(19,591)	$82,409

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
		From Inception	(June 21,
	Year Ended	(June 21, 2006) to	2006) to
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,960)	$(2,631)	$(19,591)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	5,429	(5,429)	-
Increase (decrease) in accounts payable and accrued liabilities	100	1,500	1,600
Net Cash Used in Operating Activities	(11,431)	(6,560)	(17,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	82,000	20,000	102,000
Net Cash Provided by Financing Activities	82,000	20,000	102,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,569	13,440	84,009

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,440	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,009	$13,440	$84,009

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

El Palenque Vivero, Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006.  The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006.  It is based in Cuernavaca, Morelos Mexico.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is a development stage company that intends to open and operate a plant nursery in the state of Morelos, Mexico.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.  At present, management devoted most of its activities to raising money pursuant to an SB-2 Registration Statement, declared effective on December 11, 2006.  The offering was closed on June 1, 2007.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $84,009 in cash and cash equivalents at September 30, 2007 ($13,440  - September 30, 2006).

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.  The company presently operates only in Mexico.

Foreign Currency Transactions

The Company’s functional currency is the Mexican Peso.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to September 30, 2007.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  The Company accounts for share-based payments to non-employees, in accordance with SFAS 123 (as originally issued) and Emerging Issues Task force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended September 30, 2007 and the period ended 2006, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss for the year ended September 30, 2007 and the period ended 2006.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales income and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

From inception of the Company (June 21, 2006) to September 30, 2007, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at September 30, 2007 (2,500,000 common shares at September 30, 2006). Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through September 30, 2007 of $19,591 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $6,500 were offset by the valuation allowance, which increased by approximately $5,600 and $900 during the year ended September 30, 2007 and the period ended September 30, 2006, respectively.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2007, the Company has a loss from operations of $16,960, an accumulated deficit of $19,591, and working capital of $82,409 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                 FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Francisco Mendez, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND

                 CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE

                 EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 1, 2007, with respect to our two officers and directors:

Name and Address	Age	Positions
Francisco Mendez Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, Mexico 62320	51	President, Chief Executive Officer, Chief Financial Officer, Treasurer and member of the Board of Directors
Yosbani Mendez 8567 Coral Way, #198 Miami, FL 33155	36	Secretary and member of the Board of Directors

Francisco Mendez has held the positions of President, CEO, CFO, Treasurer and a director and Yosbani Mendez the positions of Secretary and director since inception.  They are expected to hold said offices/positions until the next annual meeting of our stockholders.

Messrs. Mendez are our only officers, directors, promoters, and control persons.

Background of our Officer and Directors

Francisco Mendez

Mr. Mendez has a Masters of Sports Training, which he obtained in 1986 from the Instituto Superior de Cultura Fisica Manuel Fajardo, in Havana, Cuba.

Mr. Mendez was a weight lifter in the heavy weight class, where he joined the Cuban national team in 1973 and competed until 1981. He had a distinguished amateur career representing Cuba in many competitions culminating in being the Junior World Champion in 1978, placing eighth in the heavy weight class in the 1976 Olympics in Montreal as a junior age competitor, and finishing fourth in the 1980 Moscow Olympics.

Since 2000, Mr. Mendez has been self-employed businessman, specializing in the residential housing construction market, where he undertakes construction, remodeling, design, and professional landscaping services.  In 2005, he incorporated a Mexican company called Constructora Colibrica S.A. and is the President and sole owner of the company.  This company has two main areas of business, the management and administration of estates and construction.  Through this company, he manages 8 employees for the management and administration; these employees provide maintenance, landscaping and ongoing gardening services for the estates of wealthy individuals. Mr. Mendez, through this company, also does residential speculation construction and remodeling projects.  He has been focused buying residential lots and constructing houses for resale to the middle to upper-middle class in Cuernavaca, Morelos Mexico.

Mr. Mendez will devote 30% of his time to us, or approximately 12 hours per week to our operations. Currently, the remaining 70% of Mr. Mendez's time is devoted to his running Constructora Colibrica S.A.

Yosbani Mendez

Mr. Mendez graduated with a Bachelor of Science Degree in Physical Education in 1995, from the Instituto Superior de Educacion Fisica Manuel Fajardo, in Pinar del Rio, Cuba. Mr. Mendez had his Bachelor of Science Degree validated from the University of Central Florida in 1998.

Since 2000 - present, Mr. Mendez has been working for the city of Miami Beach Fire Department, in their Ocean Rescue Division. His responsibility is as a Lifeguard on Miami Beach. Mr. Mendez is the President and sole owner of Hercules One Pool Service Inc., incorporated in Florida. This company provides pool services to clients in the Miami-Dade County.

Mr. Mendez will devote 20% of his time to us, or approximately 8 hours per week to our operation. Currently, the remaining 80% of Mr. Mendez's time is devoted to his work with the Miami Beach Fire Department and with running Hercules One Pool Services, Inc.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors

None of our directors receive any remuneration for acting as such.  Directors may however be reimbursed for their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors.  Our two directors, Francisco and Yosbani Mendez are not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Code of Ethics

We have adopted a corporate code of ethics.  We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as Exhibit 14.1.  We will also provide to any person, without charge and upon request, a copy of the code of ethics.  Any such request must be made in writing to us at, 8567 Coral Way, Ste 198, Miami, FL 33155.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information concerning the total compensation paid or accrued by us during the year ended September 30, 2007 and the period ended September 30, 2006 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2007 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2007 that received annual compensation during the fiscal year ended September 30, 2007 in excess of $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Francisco Mendez, CEO, CFO, Treasurer, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Yosbani Mendez, Secretary, Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Currently, none of our officers and/or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007.  We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf.  In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved.  We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Francisco Mendez	0	0	0	0	0	0	0	0	0

Yosbani Mendez	0	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.  Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments.  During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees.  With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order.  The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 1, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage Ownership**

Francisco Mendez (1) Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, Mexico 62320	1,500,000	33.0%
Yosbani Mendez (1) 8567 Coral Way, #198 Miami, FL 33155	1,000,000	22.0%

All officers and directors as a group (2 people)	2,500,000	55.0%

(1)  Francisco and Yosbani Mendez are cousins.

**The percentage ownership is calculated based on 4,550,000 shares of our common stock issued and outstanding as of December 1, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                   INDEPENDENCE.

In June and August, 2006, we issued a total of 2,500,000 shares of restricted common stock to Francisco and Yosbani Mendez, our then directors and officers.  This was accounted for as an issuance of shares of common stock in the amount of $20,000.  These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

PART III

ITEM 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description
3.1	3.1	Articles of Incorporation of Registrant. (1)
3.2	3.2	Bylaws of Registrant. (1)
14.1	14.1	Code of Ethics. (2)
31.1/31.2		Rule 13(a) – 14(a)/15(d) – 14(a) Certification of Principal Executive and Financial Officer. (2)
32.1/31.2		Rule 1350 Certification of Chief Executive and Financial Officer. (2)

(1)

Filed with the Securities and Exchange Commission on November 22, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-138927), which exhibit is incorporated herein by reference.

 (2)

Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal year ended September 30, 2007 and the period ended September 30, 2006, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2007	From Inception (June 21, 2006) to September 30, 2006
Audit fees (1)	$ 3,950	$ 1,500
Audit-related fees (2)	0	0
Tax fees (3)	0	500
All other fees (4)	0	0
Total fees	$ 3,950	$ 2,000

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the period ended September 30, 2006.  Our principal accountants are currently preparing the 2007 tax return.

(4)

“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2007 and 2006.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 12, 2007

EL PALENQUE VIVERO, INC.

By:        /s/ Francisco Mendez

Name:

Francisco Mendez

Title:

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francisco Mendez Francisco Mendez	President (principal executive officer), Chief Financial Officer (principal financial officer), Treasurer, and member of the Board of Directors	December 12, 2007
/s/ Yosbani Mendez Yosbani Mendez	Secretary, and member of the Board of Directors	December 12, 2007

CERTIFICATIONS OF CHIEF EXECUTIVE AND FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1

and

EXHIBIT 31.2

I, Francisco Mendez, certify that:

1.

I have reviewed this annual report on Form 10-KSB of El Palenque Vivero, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  December __, 2007

Francisco Mendez

Principal Executive and Financial Officer

Exhibit 32.1

and

Exhibit 32.2

CERTIFICATION OF CHIEF EXECUTIVE

AND FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of El Palenque Vivero, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Francisco Mendez, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sect. 1350, as adopted pursuant to Sect. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the ____ day of December, 2007.

_________________________________

Francisco Mendez

Chief Executive and Financial Officer