Form 10QSB
period 2007-12-31
El Palenque Vivero, Inc.
filed 2008-02-07
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended December 31, 2007

Commission File Number 333-138927

EL PALENQUE VIVERO, INC.

(Name of small business issuer in its charter)

Nevada                      20-5277531

(State of                     (IRS Employer

 Incorporation)             (ID Number)

Privada de Tabasco #27, Colonia Maravillas

Cuernavaca, Morelos, México, 62320

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

Yes      X

No  _____

There were 4,550,000 shares of Common Stock issued and outstanding as of January 31, 2008.

Transitional Small Business Disclosure Format:   Yes

No __X__

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of El Palenque Vivero, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

Unaudited

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Balance Sheet

ASSETS

	As at	As at
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$81,234	$84,009
Prepaid expenses	200	-

TOTAL ASSETS	$81,434	$84,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,365	$1,600

TOTAL LIABILITIES	2,365	1,600

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(22,931)	(19,591)
Total Stockholders’ Equity	79,069	82,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 81,434	$84,009

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

Unaudited

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,465	4,646	21,672
General and administrative	110	420	1,494

Total Operating Expenses	3,575	5,066	23,166

Other Income (Expense)	235	-	235

Net Loss for the Period	$(3,340)	$(5,066)	$(22,931)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.001)	$(0.002)

Weighted average number of
common shares outstanding	4,550,000	3,322,940

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to December 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006 (audited)	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance - September 30, 2007 (audited)	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the period	-	-	-	(3,340)	(3,340)

Balance - December 31, 2007 (unaudited)	4,550,000	$4,550	$97,450	$(22,931)	$79,069

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

Unaudited

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,340)	$(5,066)	$(22,931)
Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	(200)	4,256	(200)
Increase (decrease) in accounts payable and accrued liabilities	765	(750)	2,365
Net Cash Used in Operating Activities	(2,775)	(1,560)	(20,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	37,000	102,000
Net Cash Provided by Financing Activities	-	37,000	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,775)	35,440	81,234

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,009	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,234	$48,880	$81,234

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $81,234 in cash and cash equivalents at December 31, 2007.

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

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2007.

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

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to December 31, 2007.

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

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

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

Share Issuance

From inception of the Company (June 21, 2006) to December 31, 2007, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at December 31, 2007. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2007

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through December 31, 2007 of $22,931 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $7,800 were offset by the valuation allowance, which increased by approximately $1,300 during the period ended December 31, 2007.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2007, the Company had a loss from operations of $3,340, an accumulated deficit of $22,931, and working capital of $79,069 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $22,931 in expenses through December 31, 2007.

The following table provides selected financial data about our company as of and for the three-month period ended December 31, 2007.

Balance Sheet Data:	December 31, 2007

Cash	$81,234
Total assets	$81,434
Total liabilities	$2,365
Stockholders' Equity	$79,069

Our cash in the bank at December 31, 2007 was $81,234.  Net cash provided by financing activities since inception through December 31, 2007, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2007 audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $82,000 from our private and public offerings. Under these offerings we sold 2,050,000 shares at $0.04 per share to 37 shareholders. These shares, together with 2,500,000 shares sold to two directors upon inception for $20,000, brings the total proceeds received from stock sales to $102,000, the total number of shares issued to 4,550,000 shares, and the total number of shareholders to 39.

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

As of December 31, 2007, our cash and total assets were $81,234 and our total liabilities were $2,365.

Summary of Significant Accounting Policies

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2007, the Company has a loss from operations of $3,340, an accumulated deficit of $22,931, and working capital of $79,069 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.  The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $81,434 in cash and cash equivalents at December 31, 2007.

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2007.

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to December 31, 2007, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to December 31, 2007.

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

PART II – OTHER INFORMATION

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

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2008.

El Palenque Vivero, Inc. (Registrant)

By:

/s/ Francisco Mendez

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer