Form 10QSB
period 2008-03-31
El Palenque Vivero, Inc.
filed 2008-04-23
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended March 31, 2008

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

Yes      X

No  _____

There were 4,550,000 shares of Common Stock issued and outstanding as of April 7, 2008.

Transitional Small Business Disclosure Format:   Yes

No    X

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of El Palenque Vivero, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

El Palenque Vivero Inc

(A Development Stage Company)

We have reviewed the accompanying balance sheet of El Palenque Vivero Inc (A Development Stage Company).   as of March 31, 2008, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of El Palenque Vivero Inc (A Development Stage Company).  .

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 12, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Balance Sheets

ASSETS

	As at	As at
	March 31,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$72,091	$84,009
Prepaid expenses	-	-

TOTAL ASSETS	$72,091	$84,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,855	$1,600

TOTAL LIABILITIES	1,855	1,600

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(31,764)	(19,591)
Total Stockholders’ Equity	70,236	82,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,091	$84,009

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,193	3,554	6,657	8,200	24,864
General and administrative	5,899	252	6,009	672	7,393

Total Operating Expenses	9,092	3,806	12,666	8,872	32,257

Other Income (Expense)	259	-	493	-	493

Net Loss for the Period	$(8,833)	$(3,806)	$(12,173)	$(8,872)	$(31,764)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.002)	$(0.001)	$(0.003)	$(0.003)

Weighted average number of
common shares outstanding	4,550,000	3,425,843	4,550,000	3,374,102

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to March 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance - September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the period	-	-	-	(12,173)	(12,173)

Balance – March 31, 2008 (unaudited)	4,550,000	$4,550	$97,450	$(31,764)	$70,236

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Six Months Ended March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,173)	$(8,872)	$(31,764)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	3,929	-
Increase (decrease) in accounts payable and accrued liabilities	255	(656)	1,855
Net Cash Used in Operating Activities	(11,918)	(5,599)	(29,909)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	40,000	102,000
Net Cash Provided by Financing Activities	-	40,000	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,918)	34,401	72,091

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,009	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,091	$47,841	$72,091

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $72,091 in cash and cash equivalents at March 31, 2008.

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

March 31, 2008

(Unaudited)

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to March 31, 2008.

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

March 31, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to March 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to March 31, 2008.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue will consist of plant sales and will be recognized only when all of the following criteria have been met:

(i)

Persuasive evidence for an agreement exists;

(ii)

Delivery has occurred;

(iii)

The fee is fixed or determinable; and

(iv)

Revenue is reasonably assured.

Recent Accounting Pronouncements

None of the following new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

March 31, 2008

(Unaudited)

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

Share Issuance

From inception of the Company (June 21, 2006) to March 31, 2008, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at March 31, 2008. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2008

(Unaudited)

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through March 31, 2008 of $31,764 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $10,800 were offset by the valuation allowance, which increased by approximately $4,300 during the period ended March 31, 2008.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2008, the Company had a loss from operations of $12,173, an accumulated deficit of $31,764, and working capital of $70,236 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $31,764 in expenses through March 31, 2008.

The following table provides selected financial data about our company as of and for the six-month period ended March 31, 2008.

Balance Sheet Data:	March 31, 2008

Cash	$72,091
Total assets	$72,091
Total liabilities	$1,855
Stockholders' Equity	$70,236

Our cash in the bank at March 31, 2008 was $72,091.  Net cash provided by financing activities since inception through March 31, 2008, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

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

As of March 31, 2008, our cash and total assets were $72,091 and our total liabilities were $1,855.

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

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of April, 2008.

El Palenque Vivero, Inc. (Registrant)

By:

/s/ Francisco Mendez

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer

By:

/s/ Yosbani Mendez

______________________________

Yosbani Mendez, Director and Secretary