Form 10QSB
period 2008-06-30
El Palenque Vivero, Inc.
filed 2008-08-06
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended June 30, 2008

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

Yes      X

No  _____

There were 4,550,000 shares of Common Stock issued and outstanding as of July 15, 2008.

Transitional Small Business Disclosure Format:   Yes

No    X

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of El Palenque Vivero, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS

	As at	As at
	June 30,	September 30,
	2008	2007
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$69,500	$84,009
Prepaid expenses	-	-

TOTAL ASSETS	$69,500	$84,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,000	$1,600

TOTAL LIABILITIES	1,000	1,600

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(33,500)	(19,591)
Total Stockholders’ Equity	68,500	82,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,500	$84,009

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	1,812	4,598	8,470	12,798	26,676
General and administrative	99	433	6,107	1,105	7,492

Total Operating Expenses	1,911	5,031	14,577	13,903	34,168

Other Income (Expense)	175	-	668	-	668

Net Loss for the Period	$(1,736)	$(5,031)	$(13,909)	$(13,903)	$(33,500)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.000)	$(0.001)	$(0.003)	$(0.004)

Weighted average number of
common shares outstanding	4,550,000	4,123,333	4,550,000	3,622,197

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to June 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance - September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the period	-	-	-	(13,909)	(13,909)

Balance – June 30, 2008 (unaudited)	4,550,000	$4,550	$97,450	$(33,500)	$68,500

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Nine Months Ended June 30,		June 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,909)	$(13,903)	$(33,500)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	5,429	-
Increase (decrease) in accounts payable and accrued liabilities	(600)	(48)	1,000
Net Cash Used in Operating Activities	(14,509)	(8,522)	(32,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	82,000	102,000
Net Cash Provided by Financing Activities	-	82,000	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,509)	73,478	69,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,009	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,500	$86,918	$69,500

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $69,500 in cash and cash equivalents at June 30, 2008.

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

June 30, 2008

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to June 30, 2008.

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

June 30, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to June 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to June 30, 2008.

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

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

June 30, 2008

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

Share Issuance

From inception of the Company (June 21, 2006) to June 30, 2008, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at June 30, 2008. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2008

(Unaudited)

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through June 30, 2008 of $33,500 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $11,500 were offset by the valuation allowance, which increased by approximately $5,000 during the period ended June 30, 2008.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2008, the Company had a loss from operations of $13,909, an accumulated deficit of $33,500, and working capital of $68,500 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2008.

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

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $33,500 in expenses through June 30, 2008.

The following table provides selected financial data about our company as of and for the nine-month period ended June 30, 2008.

Balance Sheet Data:	June 30, 2008

Cash	$69,500
Total assets	$69,500
Total liabilities	$1,000
Stockholders' Equity	$68,500

Our cash in the bank at June 30, 2008 was $69,500.  Net cash provided by financing activities since inception through June 30, 2008, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

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

We had planned to start operations by leasing approximately two (2) hectares (approx. 5 acres) of land for our plant nursery in the city of Cuernavaca in the state of Morelos, Mexico.  However, the Company has postponed its plans to proceed with the nursery due to unexpected complications in working in Mexico.  The Company continues to work towards that goal.  The Company is also seeking additional business opportunities, but has yet to identify any viable options.  We have not undertaken any research and development as of the date of this report, or identified any real property to lease for its nursery.

Once property has been identified and leased, ,the Company will proceed with its business plan by incorporating a Mexican subsidiary and hire employees to work the nursery 6-10 months following the incorporation of the subsidiary.  Employees would begin the development of the nursery buildings and land improvements.  The Company does not expect to be able to generate revenue from the nursery with the next 12 months of development.

We estimate that we will be able to satisfy our cash requirements for the next 12 months.

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

As of June 30, 2008, our cash and total assets were $69,500 and our total liabilities were $1,000.

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

3.2

Bylaws*

31.1

Rule 13a-14(a)/15d-14a(a) Certifications

32.1

Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2008.

El Palenque Vivero, Inc. (Registrant)

By:

/s/ Francisco Mendez

______________________________

Francisco Mendez, Director, President,

Treasurer, Principal Executive Officer,

Principal Financial Officer

By:

/s/ Yosbani Mendez

______________________________

Yosbani Mendez, Director and Secretary