Form 10-K
period 2008-09-30
El Palenque Vivero, Inc.
filed 2008-12-24
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2008

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

EL PALENQUE VIVERO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Privada de Tabasco #27, Colonia Maravillas
Cuernavaca, Morelos Mexico	62320
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (305) 394-9730

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [X]   No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]    No [  ]

As of December 15, 2008, there were 4,550,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,050,000 shares are held by non-affiliates of the registrant.  The market value of securities held by non-affiliates is approximately $0.00 as our common stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

TABLE OF CONTENTS

Item Number and Caption

Page

Cautionary Statements Regarding Forward-Looking Information

5

Description Of Business

5

Item 1A. Risk Factors.

11

Item 1B.

Unresolved Staff Comments.

11

Item 2.

Properties.

11

Item 3.

Legal Proceedings.

11

Item 4.

Submission Of Matters To A Vote Of Security Holders.

11

Part II

11

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.  11

Item 6.

Selected Financial Data.

12

Item 7.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.  12

Item 8 – Financial Statements And Supplementary Data.

15

Item 9.

Changes In And Disagreements With Accountants On Accounting And Financial Disclosure  28

Item 9A.[T]

Controls And Procedures

28

Item 9B.

Other Information

29

Part III

29

Item 10.

Directors, Executive Officers, And Corporate Governance

29

Item 11.

Executive Compensation

31

Item 12.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters  33

Item 13.

Certain Relationships And Related Transactions, And Director Independence

34

Item 14.

Principal Accountant Fees And Services

34

Part IV

35

Item 15.

Exhibits And Financial Statement Schedules

35

Signatures

36

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “El Palenque,” “we,” “us” or “our” are to El Palenque Vivero, Inc.

Description of Business

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

As of September 30, 2008 we had generated no revenues.  We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  Please refer to note 5 of our financial statements.

We have a total of 100,000,000 authorized common shares and 100,000,000 authorized preferred shares, both with a par value of $0.001 per share, and have 4,550,000 common shares issued and outstanding as of September 30, 2008.

 We have completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,750,000 shares of our common stock in connection with an offering of the 2,750,000 shares at a price of $0.04 per share.  Of the shares being registered, 925,000 were registered for sale by the selling shareholders, and 1,825,000 were registered for sale by the Company.  As of September 30, 2008, we had completed the offering and raised a total of $45,000 on the issuance of 1,125,000 shares.  We closed the offering on June 1, 2007, and the remaining 700,000 shares went unsold by the Company.

Our principal offices are located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México 62320, and our telephone number is (305) 394-9730.  Francisco Mendez, our President and director, supplies this office space on a rent free basis.

Business Development

El Palenque has no revenues and limited operations.  We have sustained losses since inception, June 21, 2006, to September 30, 2008 of $18,199 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

The Company uses the home office premises of Francisco Mendez, the President of the Company, on a rent-free basis.  The premises are located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México  62320.  The Company intends to use these premises until we are able to lease the property for the nursery at which time we will utilize an onsite office. The mailing address for the Company is 8567 Coral Way, Suite 198, Miami, FL 33155.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3.

LEGAL PROCEEDINGS.

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

“Bid” and ”ask” prices for our common stock have been quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “ELQV.OB” since August 30, 2007. However, our stock has never traded.

As of December 15, 2008, we had 39 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2008, we did not issued any securities without registration under the Securities Act of 1933:

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $37,790 in expenses through September 30, 2008.

The following table provides selected financial data about our company as of and for the year ended September 30, 2008 and 2007.

Balance Sheet Data:	September 30, 2008	September 30, 2007

Cash	$67,302	$84,009
Total assets	$67,302	$84,009
Total liabilities	$3,092	$1,600
Stockholders' Equity	$64,210	$82,409

Net cash provided by financing activities since inception through September 30, 2008, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2008 audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $82,000 from our private and public offerings. Under these offerings we sold 2,050,000 shares at $0.04 per share to 37 shareholders. These shares, together with 2,500,000 shares sold to two directors upon inception for $20,000, brings the total proceeds received from stock sales to $102,000, the total number of shares issued to 4,550,000 shares, and the total number of shareholders to 39.

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

Once property has been identified and leased, the Company will proceed with its business plan by incorporating a Mexican subsidiary and hire employees to work the nursery 6-10 months following the incorporation of the subsidiary.  Employees would begin the development of the nursery buildings and land improvements.  The Company does not expect to be able to generate revenue from the nursery with the next 12 months of development.

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

As of September 30, 2008, our cash and total assets were $67,302 and our total liabilities were $3,092.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 and 2007

EL PALENQUE VIVERO, INC.

(An Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO SEPTEMBER 30, 2008

Page(s)

Report of Independent Registered Public Accounting Firm

16

Balance Sheets as of September 30, 2008 and 2007

17

Statements of Operations for the year ended September 30, 2008 and 2007 and from June 21, 2006 (Inception) to September 30, 2008

18

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to September 30, 2008

19

Statements of Cash Flows for the year ended September 30, 2008 and 2007 and from June 21, 2006 (Inception) to September 30, 2008

20

Notes to Financial Statements

21-26

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

El Palenque Vivero, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of El Palenque Vivero, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and since inception on June 21, 2006 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Palenque Vivero, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2008, 2007 and since inception on June 21, 2006 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company had a net loss from operations of $18,199, an accumulated deficit of $37,790 and working capital of $64,210, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

November 17, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

As of September 30,

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$67,302	$84,009
Prepaid expenses	-	-

TOTAL ASSETS	$67,302	$84,009

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,092	$1,600

TOTAL LIABILITIES	3,092	1,600

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(37,790)	(19,591)
Total Stockholders’ Equity	64,210	82,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,302	$84,009

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,717	15,636	30,924
General and administrative	6,312	1,324	7,696
Total Operating Expenses	19,029	16,960	38,620

Other Income (Expense)	830	-	830

Net (Loss) before Income Taxes	(18,199)	(16,960)	(37,790)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(18,199)	$(16,960)	$(37,790)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	3,856,696

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance - September 30, 2006	2,500,000	$2,500	$17,500	$(2,631)	$17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance - September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	$4,550	$97,450	$(37,790)	$64,210

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(18,199)	$(16,960)	$(37,790)
Changes in Operating Assets and Liabilities:
Decrease in prepaid expenses	-	5,429	-
Increase (decrease) in accounts payable and accrued liabilities	1,492	100	3,092
Net Cash Used in Operating Activities	(16,707)	(11,431)	(34,698)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	82,000	102,000
Net Cash Provided by Financing Activities	-	82,000	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,707)	70,569	67,302

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84,009	13,440	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,302	$84,009	$67,302

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $67,302 and $84,009 in cash and cash equivalents at September 30, 2008 and 2007, respectively.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to September 30, 2008.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to September 30, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to September 30, 2008.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

Share Issuance

From inception of the Company (June 21, 2006) to September 30, 2008, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at September 30, 2008 and 2007. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through September 30, 2008 of $37,790 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $13,000 were offset by the valuation allowance, which increased by approximately $6,500 and $5,600 during the year ended September 30, 2008 and 2007, respectively.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2008, the Company had a loss from operations of $18,199, an accumulated deficit of $37,790, and working capital of $64,210 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Francisco Mendez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with the accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2008 was effective.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.

The following table sets forth certain information, as of December 15, 2008, with respect to our directors and executive officers.

Name	Positions Held	Age

Francisco Mendez Privada de Tabasco #27 Colonia Maravillas Cuernavaca, Morelos México 62320	Chief Executive and Financial Officer, President, Treasurer and Director	52
Yosbani Mendez 8567 Coral Way, Ste 198 Miami, FL 33155	Secretary and member of the Board of Directors	37

Francisco Mendez has held the positions of President, CEO, CFO, Treasurer and a director and Yosbani Mendez the positions of Secretary and director since inception.  They are expected to hold said offices/positions until the next annual meeting of our stockholders.

Messrs. Mendez our cousins and are our only officers, directors, promoters, and control persons.

Certain biographical information of our directors and officers is set forth below.

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

Mr. Mendez will devote up to 20% of his time to us, or approximately 8 hours per week to our operation. Currently, the remaining 80% of Mr. Mendez's time is devoted to his work with the Miami Beach Fire Department and with running Hercules One Pool Services, Inc.

Employment Agreements

Our officers are our only employees and we do not have any employment agreements with them.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Our two directors are our corporate officers.  We do not have an independent director.  We do not pay them for attending board meetings.  They are reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our two directors perform all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics was filed as an exhibit to the 10KSB filed December 12, 2007, and will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Touchstone Mining Limited at 11923 SW 37 Terrace, Miami, FL 33175.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2008 that received annual compensation during the fiscal year ended September 30, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francisco Mendez, Chief Executive and Financial Officer	2008 2007	5,000 0	0 0	0 0	0 0	0 0	0 0	0 0	5,000 0

Yosbani Mendez Secretary	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 15, 2008 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 15, 2008.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Francisco Mendez (3) Privada de Tabasco #27, Colonia Maravillas, Cuernavaca, Morelos, Mexico 62320	Common Stock, par value $0.001 per share	1,500,000 Shares (Direct)	33.0%

Yosbani Mendez (3) 8567 Coral Way, # 198 Miami, FL 33155	Common Stock, par value $0.001 per share	1,000,000 Shares (Direct)	22.0%

All officers and directors as a group (2 people)	Common Stock, par value $0.001 per share	2,500,000 Shares (Direct)	55.0%

(1)

As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)

There were 4,550,000 shares of common stock issued and outstanding on December 15, 2008.

(3)

Francisco and Yosbani Mendez are cousins.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007

Audit fees (1)	$ 6,250	$ 3,950
Audit-related fees (2)	0	0
Tax fees (3)	500	0
All other fees (4)	0	0
Total fees	$ 6,750	$ 3,950

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

14.1	14.1	Code of Ethics (2)

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)

Filed with the Securities and Exchange Commission on November 22, 2006 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-138927), which exhibit is incorporated herein by reference.

(2)

Filed with the Securities and Exchange Commission on December 13, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2007, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 23, 2008

EL PALENQUE VIVERO, INC.

By:/S/ Francisco Mendez

Name:

Francisco Mendez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francisco Mendez Francisco Mendez	President (principal executive officer), Chief Financial Officer (principal financial officer) and member of the Board of Directors	December 23, 2008
/s/ Yosbani Mendez Yosbani Mendez	Secretary and member of the Board of Directors	December 23, 2008

35