Form 10-Q
period 2008-12-31
El Palenque Vivero, Inc.
filed 2009-02-06
CIK 1381054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

? QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-138927

EL PALENQUE VIVERO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Privada de Tabasco #27, Colonia Maravillas Cuernavaca, Morelos, Mexico 62320
(Address of principal executive offices)

(305) 394-9730
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ?  No ?

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ?	Accelerated filer ?

Non-accelerated filer ?	Smaller reporting company ?
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ?  No ?

As of February 1, 2009, there were 4,550,000 shares of the issuer’s common stock, par value $0.001, outstanding.

EL PALENQUE VIVERO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 24, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO DECEMBER 31, 2008

Page(s)

Balance Sheets as of December 31, 2008 and September 30, 2008

5

Statements of Operations for the three months ended December 31, 2008 and 2007 and from June 21, 2006 (Inception) to December 31, 2008

6

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to December 31, 2008

7

Statements of Cash Flows for the three months ended December 31, 2008 and 2007 and from June 21, 2006 (Inception) to December 31, 2008

8

Notes to Financial Statements

9-14

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$62,317	$67,302
Prepaid expenses	300	-

TOTAL ASSETS	$62,617	$67,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,215	$3,092

TOTAL LIABILITIES	1,215	3,092

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(40,598)	(37,790)
Total Stockholders’ Equity	61,402	64,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,617	$67,302

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,815	3,465	33,739
General and administrative	122	110	7,818
Total Operating Expenses	2,937	3,575	41,557

Other Income (Expense)	129	235	959

Net (Loss) before Income Taxes	(2,808)	(3,340)	(40,598)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(2,808)	$(3,340)	$(40,598)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	4,550,000

-The accompanying notes are an integral part of these financial statements –

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to December 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	2,500,000	2,500	17,500	(2,631)	17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	4,550	97,450	(37,790)	64,210

Loss for the period (Unaudited)	-	-	-	(2,808)	(2,808)

Balance – December 31, 2008 (Unaudited)	4,550,000	$4,550	$97,450	$(40,598)	$61,402

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(2,808)	$(3,340)	$(40,598)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	(300)	(200)	(300)
Increase (decrease) in accounts payable and accrued liabilities	(1,877)	765	1,215
Net Cash Used in Operating Activities	(4,985)	(2,775)	(39,683)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,985)	(2,775)	62,317

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,302	84,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,317	$81,234	$62,317

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $62,317 and $67,302 in cash and cash equivalents at December 31, 2008 and September 30, 2008, respectively.

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

December 31, 2008

(Unaudited)

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2008.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

(Unaudited)

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to December 31, 2008, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to December 31, 2008.

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

December 31, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.”  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

From inception of the Company (June 21, 2006) to September 30, 2008, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at December 31, 2008. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through December 31, 2008 of $40,598 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $14,000 were offset by the valuation allowance, which increased by approximately $1,000 and $1,300 during the three months ended December 31, 2008 and 2007, respectively.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2008

(Unaudited)

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2008, the Company had a loss from operations of $2,808, an accumulated deficit of $40,598, and working capital of $61,402 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2008.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “El Palenque,” “we,” “us” or “our” are to El Palenque Vivero, Inc.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $40,598 in expenses through December 31, 2008.

The following table provides selected financial data about our company as of and for the three months ended December 31, 2008 and the year ended September 30, 2008.

Balance Sheet Data:	December 31, 2008	September 30, 2008

Cash	$62,317	$67,302
Total assets	$62,617	$67,302
Total liabilities	$1,215	$3,092
Stockholders' Equity	$61,402	$64,210

Net cash provided by financing activities since inception through December 31, 2008, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2008 audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $82,000 from our private and public offerings. Under these offerings we sold 2,050,000 shares at $0.04 per share to independent shareholders. These shares, together with 2,500,000 shares sold to two directors upon inception for $20,000, brings the total proceeds received from stock sales to $102,000 and the total number of shares issued to 4,550,000 shares.

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

When and if the Company elects to proceed with its plant nursery, once property has been identified and leased, the Company will proceed with its business plan by incorporating a Mexican subsidiary and hire employees to work the nursery 6-10 months following the incorporation of the subsidiary.  Employees would begin the development of the nursery buildings and land improvements.  The Company does not expect to be able to generate revenue from the nursery with the next 12 months of development.

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

As of December 30, 2008, our cash and total assets were $62,317 and our total liabilities were $1,215.

ITEM 3.

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Francisco Mendez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.

Description

31.1

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PALENQUE VIVERO, INC.

Dated:  February 6, 2009

By:/s/ Francisco Mendez

Francisco Mendez
Director, President, Treasurer,

Principal Executive Officer,

Principal Financial Officer.