Form 10-Q
period 2009-03-31
El Palenque Vivero, Inc.
filed 2009-05-13
CIK 1381054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐

No  ☒ Not required for smaller reporting companies

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes x  No o

As of May 1, 2009, there were 4,550,000 shares of the issuer’s common stock, par value $0.001, outstanding.

1

EL PALENQUE VIVERO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 24, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending September 30, 2009.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO MARCH 31, 2009

Page(s)

Balance Sheets as of March 31, 2009 and September 30, 2008

5

Statements of Operations for the three and six months ended March 31, 2009 and

2008, and from June 21, 2006 (Inception) to March 31, 2009

6

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to March 31, 2009

7

Statements of Cash Flows for the six months ended March 31, 2009 and 2008 and from June 21, 2006 (Inception) to March 31, 2009

8

Notes to Interim Financial Statements

9-14

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$59,313	$67,302
Prepaid expenses	-	-

TOTAL ASSETS	$59,313	$67,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$698	$3,092

TOTAL LIABILITIES	698	3,092

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(43,385)	(37,790)
Total Stockholders’ Equity	58,615	64,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,313	$67,302

-The accompanying notes are an integral part of these financial statements -

5

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended March 31		Six Months Ended March 31,		March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,610	3,193	5,425	6,657	36,349
General and administrative	208	5,899	330	6,009	8,026
Total Operating Expenses	2,818	9,092	5,755	12,666	44,375

Other Income (Expense)
Interest income	31	259	160	493	990

Net (Loss) before Income Taxes	(2,787)	(8,833)	(5,595)	(12,173)	(43,385)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(2,787)	$(8,833)	$(5,595)	$(12,173)	$(43,385)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	4,550,000	4,550,000	4,550,000

-The accompanying notes are an integral part of these financial statements –

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to March 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	2,500,000	2,500	17,500	(2,631)	17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	4,550	97,450	(37,790)	64,210

Loss for the period (Unaudited)	-	-	-	(5,595)	(5,595)

Balance – March 31, 2009 (Unaudited)	4,550,000	$4,550	$97,450	$(43,385)	$58,615

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Six Months March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(5,595)	$(12,173)	$(43,385)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	(2,394)	255	698
Net Cash Used in Operating Activities	(7,989)	(11,918)	(42,687)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,989)	(11,918)	59,313

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,302	84,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,313	$72,091	$59,313

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $59,313 and $67,302 in cash and cash equivalents at March 31, 2009 and September 30, 2008, respectively.

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

March 31, 2009

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to March 31, 2009.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

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

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to March 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to March 31, 2009.

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

March 31, 2009

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

March 31, 2009

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

Share Issuance

From inception of the Company (June 21, 2006) to March 31, 2009, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at March 31, 2009. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through March 31, 2009 of $43,385 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $15,000 were offset by the valuation allowance, which increased by approximately $2,000 and $4,300 during the six months ended March 31, 2009 and 2008, respectively.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2009

(Unaudited)

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2009, the Company had a loss from operations of $5,595, an accumulated deficit of $43,385, and working capital of $58,615 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

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

All references in this Form 10-Q to the “Company,” “El Palenque,” “we,” “us” or “our” are to El Palenque Vivero, Inc.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $43,385 in expenses through March 31, 2009.

The following table provides selected financial data about our company as of and for the six months ended March 31, 2009 and the year ended September 30, 2008.

Balance Sheet Data:	March 31, 2009	September 30, 2008

Cash	$59,313	$67,302
Total assets	$59,313	$67,302
Total liabilities	$698	$3,092
Stockholders' Equity	$58,615	$64,210

Net cash provided by financing activities since inception through March 31, 2009, was $102,000, consisting of $82,000 raised from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

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

As of March 31, 2009, our cash and total assets were $59,313 and our total liabilities were $698.

ITEM 3.

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of March 31, 2009, our internal control over financial reporting were effective based on those criteria.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended March 31, 2009.

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

Dated:  May 1, 2009

By:/s/ Francisco Mendez

Francisco Mendez
Director, President, Treasurer,

Principal Executive Officer,

Principal Financial Officer.