Form 10-Q
period 2009-06-30
El Palenque Vivero, Inc.
filed 2009-08-12
CIK 1381054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  o

No  ☒ (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer ☐

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes x  No o

As of August 1, 2009, there were 4,550,000 shares of the issuer’s common stock, par value $0.001, outstanding.

EL PALENQUE VIVERO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO JUNE 30, 2009

Page(s)

Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008

6

Statements of Operations for the three and nine months ended June 30, 2009 and

2008, and from June 21, 2006 (Inception) to June 30, 2009 (unaudited)

7

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to June 30, 2009 (unaudited)

8

Statements of Cash Flows for the nine months ended June 30, 2009 and 2008 and from June 21, 2006 (Inception) to June 30, 2009 (unaudited)

9

Notes to Interim Financial Statements

10-16

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$56,195	$67,302

TOTAL ASSETS	$56,195	$67,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$300	$3,092

TOTAL LIABILITIES	300	3,092

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(46,105)	(37,790)
Total Stockholders’ Equity	55,895	64,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,195	$67,302

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	2,699	1,812	8,124	8,470	39,048
General and administrative	49	99	379	6,107	8,075
Total Operating Expenses	2,748	1,911	8,503	14,577	47,123

Other Income (Expense)
Interest income	28	175	188	668	1,018

Net (Loss) before Income Taxes	(2,720)	(1,736)	(8,315)	(13,909)	(46,105)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(2,720)	$(1,736)	$(8,315)	$(13,909)	$(46,105)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	4,550,000	4,550,000	4,550,000

-The accompanying notes are an integral part of these financial statements –

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	2,500,000	2,500	17,500	(2,631)	17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	4,550	97,450	(37,790)	64,210

Loss for the period (Unaudited)	-	-	-	(8,315)	(8,315)

Balance – June 30,, 2009 (Unaudited)	4,550,000	$4,550	$97,450	$(46,105)	$55,895

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Nine Months Ended June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(8,315)	$(13,909)	$(46,105)
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,792)	(600)	300
Net Cash Used in Operating Activities	(11,107)	(14,509)	(45,805)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,107)	(14,509)	56,195

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,302	84,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,195	$69,500	$56,195

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $56,195 and $67,302 in cash and cash equivalents at June 30, 2009 and September 30, 2008, respectively.

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

June 30, 2009

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to June 30, 2009.

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

June 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (June 21, 2006) to June 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to June 30, 2009.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

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

June 30, 2009

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

June 30, 2009

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

Share Issuance

From inception of the Company (June 21, 2006) to June 30, 2009, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at June 30, 2009. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

NOTE 4 -

INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through June 30, 2009 of $46,105 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $15,500 were offset by the valuation allowance, which increased by approximately $2,500 and $5,000 during the nine months ended June 30, 2009 and 2008, respectively.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

June 30, 2009

(Unaudited)

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2009, the Company had a loss from operations of $11,107, an accumulated deficit of $46,105, and working capital of $55,895 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2009.

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

All references in this Form 10-Q to the “Company,” “El Palenque,” “we,” “us” or “our” are to El Palenque Vivero, Inc.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $46,105 in expenses through June 30, 2009.

The following table provides selected financial data about our company as of and for the nine months ended June 30, 2009 and the year ended September 30, 2008.

Balance Sheet Data:	June 30, 2009	September 30, 2008

Cash	$56,195	$67,302
Total assets	$56,195	$67,302
Total liabilities	$300	$3,092
Stockholders' Equity	$55,895	$64,210

Net cash provided by financing activities since inception through June 30, 2009, was $102,000, consisting of $82,000 raised from the sale of common stock from independent investors and $20,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2008, audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $82,000 from our private and public offerings. Under these offerings we sold 2,050,000 shares at $0.04 per share to independent shareholders. These shares, together with 2,500,000 shares sold to two directors upon inception for $20,000, brings the total proceeds received from stock sales to $102,000 and the total number of shares issued to 4,550,000 shares.

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

As of June 30, 2009, our cash and total assets were $56,195 and our total liabilities were $300.

ITEM 3.

QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES (See touchstone 10-Q/A)

Evaluation of Our Disclosure Controls and Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of June 30, 2009, our internal control over financial reporting were effective based on those criteria.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended June 30, 2009.

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

Dated:  August 1, 2009

By: /s/ Francisco Mendez

Francisco Mendez
Director, President, Treasurer,

Principal Executive Officer,

Principal Financial Officer.