Form 10-K
period 2009-09-30
El Palenque Vivero, Inc.
filed 2009-12-23
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

EL PALENQUE VIVERO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Privada de Tabasco #27, Colonia Maravillas Cuernavaca, Morelos, Mexico	62320
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (305) 667-9456

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐

Accelerated Filer ☐

Non-Accelerated Filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of December 15, 2009, there were 4,550,000 shares of the registrant's common stock, par value $0.001, issued and outstanding.  Of these, 2,050,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $0.00 as our stock did not then and does not presently trade.

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
Not Applicable.

TABLE OF CONTENTS

Contents

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

3

PART 1

4

ITEM 1.  BUSINESS

4

ITEM 1A. RISK FACTORS.

5

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

5

ITEM 2.

PROPERTIES.

5

ITEM 3.

LEGAL PROCEEDINGS.

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

5

PART II

5

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

5

ITEM 6.

SELECTED FINANCIAL DATA.

6

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

6

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

20

ITEM 9A.[T]

CONTROLS AND PROCEDURES

20

ITEM 9B.

OTHER INFORMATION

21

PART III

21

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

21

ITEM 11.

EXECUTIVE COMPENSATION

23

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

25

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

26

DIRECTOR INDEPENDENCE

26

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

26

PART IV

27

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

27

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

PART 1

ITEM 1.  BUSINESS

Business Development

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

The Company was originally incorporated with the intention of opening and operating a plant nursery in the City of Cuernavaca, in the state of Morelos, Mexico.   We recently decided to redirect our business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  We are currently looking for ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of our equity or debt securities in merger or acquisition transactions.

As of September 30, 2009, we had generated no revenues and have limited operations.  We have sustained losses since inception, June 21, 2006, to September 30, 2009 of $56,866 and rely solely upon the sale of securities and loans from our corporate officers and directors for funding.

We have a total of 100,000,000 authorized common shares and 100,000,000 authorized preferred shares, both with a par value of $0.001 per share, and have 4,550,000 common shares issued and outstanding as of September 30, 2009.

Our principal offices are located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México 62320, and our telephone number is (305) 394-9730.  Francisco Mendez, our President and director, supplies this office space on a rent free basis.

Patents, Trademarks, Licenses, Agreements or Contracts

There currently have no patents, trademarks, or product licenses, and we have not entered into any vendor agreements or contracts that give rise to any obligations or concessions.

Research and Development Activities and Costs

We have not undertaken any research and development activities, and have no plans to undertake any research or development in the future, except as it pertains to the search for viable business opportunities.

Employees

As of December 15, 2009 our only employees are our two executive officers.

Bankruptcy or Similar Proceedings

The Company has not been involved in any bankruptcy, receivership or similar proceedings.

Reorganizations, Purchases or Sales of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.

PROPERTIES.

The Company uses the home office premises of Francisco Mendez, the President of the Company, on a rent-free basis.  The premises is located at Privada de Tabasco # 27, Colonia Maravillas, Cuernavaca, Morelos, México  62320.  The Company intends to use these premises until we are able to lease the property for the nursery at which time we will utilize an onsite office. The mailing address for the Company is 8567 Coral Way, Suite 198, Miami, FL 33155.

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

As of December 15, 2009, we had 34 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2009, we issued no equity securities.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $56,866 in expenses through September 30, 2009.

The following table provides selected financial data about our company as of and for the year ended September 30, 2009 and 2008.

Balance Sheet Data:	September 30, 2009	September 30, 2008

Cash	$50,134	$67,302
Total assets	$50,134	$67,302
Total liabilities	$5,000	$3,092
Stockholders' Equity	$45,134	$64,210

Net cash provided by financing activities since inception through September 30, 2009, was $102,000, consisting from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2009, audited financial statements, refer to note 5. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues and there is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $82,000 from our private and public offerings. Under these offerings we sold 2,050,000 shares at $0.04 per share to independent shareholders. These shares, together with 2,500,000 shares sold to two directors upon inception for $20,000, brings the total proceeds received from stock sales to $102,000, and the total number of shares issued to 4,550,000 shares.

El Palenque is a development stage company that has no operations, no revenue, no financial backing and limited assets.  We had originally planned to open a plant nursery in Cuernavaca, Mexico and market our products to local residents and businesses via advertising and word of mouth.  Recently, the company decided to redirect its business focus towards identifying and pursuing options regarding the development of a new business plan and direction.  The Company is currently seeking ventures of merit for corporate participation as a means of enhancing stockholder value.  This may involve sales of equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities.  Accordingly, absent changed circumstances, we will not be required to raise significant capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

Liquidity and Capital Resources

We have minimal assets and have achieved no operative revenues since our inception.  We have depended on sales of equity securities to conduct operations.  As of September 30, 2009 and 2008, we had cash of $50,134 and $67,302, current assets of $50,134 and $67,302 and current liabilities of $5,000 and $3,092, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 and 2008

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF JUNE 21, 2006 (INCEPTION) TO SEPTEMBER 30, 2009

Page(s)

Report of Independent Registered Public Accounting Firm

10

Balance Sheets as of September 30, 2009 and 2008

11

Statements of Operations for the years ended September 30, 2009 and 2008,

and cumulative from June 21, 2006 (Inception) to September 30, 2009

12

Statement of Changes in Stockholders’ Equity for the period of

June 21, 2006 (Inception) to September 30, 2009

13

Statements of Cash Flows for the years ended September 30, 2009 and 2008, and cumulative from June 21, 2006 (Inception) to September 30, 2009

14

Notes to Audited Financial Statements

15

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

El Palenque Vivero, Inc

(A Development Stage Company)

We have audited the accompanying balance sheets of El Palenque Vivero, Inc (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since inception on June 21, 2006 through September 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of El Palenque Vivero, Inc (A Development Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since inception on June 21, 2006 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has had a loss from operations of $19,076, an accumulated deficit of $56,866, working capital of $45,134 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPA

Seale and Beers, CPAs

Las Vegas, Nevada

December 7, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

As of September 30,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$50,134	$67,302

TOTAL ASSETS	$50,134	$67,302

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$5,000	$3,092

TOTAL LIABILITIES	5,000	3,092

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(56,866)	(37,790)
Total Stockholders’ Equity	45,134	64,210

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,134	$67,302

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	14,599	12,717	45,522
General and administrative	4,679	6,312	12,376
Total Operating Expenses	19,278	19,029	57,898

Other Income (Expense)
Interest income	202	830	1,032

Net (Loss) before Income Taxes	(19,076)	(18,199)	(56,866)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(19,076)	$(18,199)	$(56,866)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	4,550,000

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

 Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to September 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	2,500,000	2,500	17,500	(2,631)	17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	4,550	97,450	(37,790)	64,210

Loss for the year	-	-	-	(19,076)	(19,076)

Balance – September 30, 2009	4,550,000	$4,550	$97,450	$(56,866)	$45,134

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception
			(June 21, 2006) to
	Year Ended September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(19,076)	$(18,199)	$(56,866)
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued liabilities	1,908	1,492	5,000
Net Cash Used in Operating Activities	(17,168)	(16,707)	(51,866)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,168)	(16,707)	50,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,302	84,009	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,134	$67,302	$50,134

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

September 30, 2009 and 2008

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

The Company is a development stage company that intended to open and operate a plant nursery in the state of Morelos, Mexico.  To date, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $50,134 and $67,302 in cash and cash equivalents at September 30, 2009 and 2008, respectively.

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Earnings (Loss) per Share of Common Stock

The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

September 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Foreign Currency Transactions

The Company’s functional currency is the Mexican Peso.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Mexican Pesos are translated to U.S. Dollars in accordance with FASC 830-10-20 “Foreign Currency Translation” as follows:

(i)

Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

(ii)

Equity at historical rates; and

(iii)

Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to September 30, 2009.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to September 30, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to September 30, 2009.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

September 30, 2009 and 2008

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 -   CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

From inception of the Company (June 21, 2006) to September 30, 2009, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at September 30, 2009. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

September 30, 2009 and 2008

NOTE 4 -

PROVISION FOR INCOME TAXES

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through September 30, 2009 of $56,866 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $19,900 were offset by the valuation allowance, which increased by $6,900 and $6,500 during the year ended September 30, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2009, the Company had a loss from operations of $19,076, an accumulated deficit of $56,866, and working capital of $45,134 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Audited Financial Statements

September 30, 2009 and 2008

NOTE 6 -

SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through December 4, 2009 and determined there are no other events that require disclosure.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2009, the Board of Directors appointed Seale & Beers, CPAs (“Seal & Beers”) as El Palenque Vivero, Inc’s independent auditors for the 2009 fiscal year, replacing Moore & Associates, Chartered (“Moore”).

On August 6, 2009, the Company received notice from Moore announcing their resignation as the Company’s independent auditor effective August 6, 2009.  Furthermore, the Company has been advised that the PCAOB revoked the registration of Moore on August 27, 2009, because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

For the years ended September 30, 2008 and 2007, there have been no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Moore’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended September 30, 2008 and 2007, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.[T]

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of Francisco Mendez, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based

upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 15, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age
Francisco Mendez Privada de Tabasco #27 Colonia Maravillas Cuernavaca, Morelos México 62320	Chief Executive and Financial Officer, President, Treasurer and member of the Board of Director	53
Yosbani Mendez 8567 Coral Way, Ste 198 Miami, FL 33155	Secretary and member of the Board of Directors	38

Francisco Mendez has held the positions of President, CEO, CFO, Treasurer and director, and Yosbani Mendez the positions of Secretary and director since inception.  They are expected to hold said offices/positions until the next annual meeting of our stockholders.

Messrs. Mendez are cousins and are our only officers, directors, promoters, and control persons.

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

Since 2000, Mr. Mendez has been self-employed businessman, specializing in the residential housing construction market, where he undertakes construction, remodeling, design, and professional landscaping services.  In 2005, he incorporated a Mexican company called Constructora Colibrica S.A. and is the President and sole owner of the company.  This company has two main areas of business, the management and administration of estates and construction.  Through this company, he manages 8 employees for the management and administration; these employees provide maintenance, landscaping and ongoing gardening services for the estates of wealthy individuals. Mr. Mendez, through this company, also does residential speculation construction and remodeling projects.  He has been focused buying residential lots and constructing houses for resale to the middle class in Cuernavaca, Morelos Mexico.

Yosbani Mendez

Mr. Mendez graduated with a Bachelor of Science Degree in Physical Education in 1995, from the Instituto Superior de Educacion Fisica Manuel Fajardo, in Pinar del Rio, Cuba. Mr. Mendez had his Bachelor of Science Degree validated from the University of Central Florida in 1998.

From 2000 until the present, Mr. Mendez has been working for the city of Miami Beach Fire Department, in their Ocean Rescue Division. His responsibility is as a Lifeguard on Miami Beach. Mr. Mendez is the President and sole owner of Hercules One Pool Service Inc., incorporated in Florida. This company provides pool services to clients in the Miami-Dade County.

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

Code of Ethics

In 2007 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics was filed as an exhibit to the 10-KSB filed December 13, 2007, and will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our Secretary c/o El Palenque Vivero, Inc at 8567 Coral Way, Ste 198, Miami, FL 33155.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Francisco Mendez, Chief Executive and Financial Officer	2009 2008	4,000 5,000	0 0	0 0	0 0	0 0	0 0	0 0	4,000 5,000

Yosbani Mendez Secretary	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 15, 2009 by:

•

each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 15, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)

There were 4,550,000 shares of common stock issued and outstanding on December 15, 2009.

(3)

Francisco and Yosbani Mendez are cousins.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008

Audit fees (1)	$ 8,500	$ 6,250
Audit-related fees (2)	0	0
Tax fees (3)	500	500
All other fees (4)	0	0
Total fees	$ 9,000	$ 6,750

(1) Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

14.1	14.1	Code of Ethics (2)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

Date:  December 23, 2009

EL PALENQUE VIVERO, INC.

 /s/ Francisco Mendez

By:

Name:

Francisco Mendez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francisco Mendez Francisco Mendez	President (principal executive officer), Chief Financial Officer (principal financial officer) and member of the Board of Directors	December 23, 2009
/s/ Yosbani Mendez Yosbani Mendez	Secretary and member of the Board of Directors	December 23 2009

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

None