Form 10-K/A
period 2009-09-30
El Palenque Vivero, Inc.
filed 2010-01-27
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-138927

EL PALENQUE VIVERO, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle Majisterio #13, Ampliaciòn Cuauhetomoc, Tezoyuca, Morelos, Mexico	62765
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (305) 394-9730

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

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
Not Applicable.

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Annual Report on Form 10-K (“Amendment No. 1”) amends El Palenque’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, initially filed with the Securities and Exchange Commission ("SEC") on December 23, 2009 (the “Original Filing”).

The Certifications of El Palenque’s Principal Executive and Principal Financial Officer, included as Exhibit 31 of the Original Filing inadvertently omitted certain language concerning internal controls over financial reporting.  El Palenque is filing Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, to include the correct form of Certification of its Principal Executive and Principal Financial Officer, which is included as Exhibit 31 to Amendment No. 1.

The Company is also updating its phone number on the cover page.  No other information contained in the Original Filing is being amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 26, 2010

EL PALENQUE VIVERO, INC.

By:/s/ Francisco Mendez

Name:

Francisco Mendez

Title:

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Francisco Mendez_______ Francisco Mendez	President (principal executive officer), Chief Financial Officer (principal financial officer) and member of the Board of Directors	January 26, 2010
/s/ Yosbani Mendez______ Yosbani Mendez	Secretary and member of the Board of Directors	January 26, 2010