Form 10-Q
period 2009-12-31
El Palenque Vivero, Inc.
filed 2010-02-11
CIK 1381054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

? QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes x  No o

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o

As of February 5, 2010, there were 4,550,000 shares of the issuer’s common stock, par value $0.001, outstanding.

EL PALENQUE VIVERO, INC.

(A Development Stage Company)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2009 Form 10-K filed with the SEC on December 23, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended September 30, 2010.

TABLE OF CONTENTS

PAGE

Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009

4

Interim Statements of Operations for the three month periods ended

December 31, 2009 and 2008 (unaudited) and for the period from June 21, 2006

(inception) to December 31, 2009 (unaudited)

5

Interim Statement of Changes in Stockholders’ Equity for the period from

June 21, 2006 (Inception) to December 31, 2009 (unaudited)

6

Interim Statements of Cash Flows for the three month periods ended

December 31, 2009 and 2008 (unaudited) and for the period from June 21, 2006

(inception) to December 31, 2009 (unaudited)

7

Notes to Interim Financial Statements (unaudited)

8

El Palenque Vivero, Inc.

(A Development Stage Company)

Balance Sheets

ASSETS
	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$44,621	$50,134

TOTAL ASSETS	$44,621	$50,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,020	$5,000

TOTAL LIABILITIES	3,020	5,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 preferred shares, $0.001 par value
100,000,000 common shares, $0.001 par value
Issued and outstanding shares:
4,550,000 common shares	4,550	4,550
Additional paid-in capital	97,450	97,450
Deficit accumulated during the development stage	(60,399)	(56,866)
Total Stockholders’ Equity	41,601	45,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,621	$50,134

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Operations

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	3,470	2,815	48,992
General and administrative	74	122	12,450
Total Operating Expenses	3,544	2,937	61,442

Other Income (Expense)
Interest income	11	129	1,043

Net (Loss) before Income Taxes	(3,533)	(2,808)	(60,399)

Provision for Income Taxes (Note 4)	-	-	-

Net (Loss)	$(3,533)	$(2,808)	$(60,399)

PER SHARE DATA:

Basic and diluted loss per
common share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	4,550,000	4,550,000

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

 Interim Statement of Changes in Stockholders’ Equity

For the period of June 21, 2006 (Inception) to December 31, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder
at $0.005 cash per share, June 30, 2006	1,000,000	1,000	4,000	-	5,000
Common shares issued to founders
at $0.01 cash per share, August 1, 2006	1,500,000	1,500	13,500	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	2,500,000	2,500	17,500	(2,631)	17,369

Common shares issued for cash
at $0.04 per share, June 1, 2007	2,050,000	2,050	79,950	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	4,550,000	4,550	97,450	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	4,550,000	4,550	97,450	(37,790)	64,210

Loss for the year	-	-	-	(19,076)	(19,076)

Balance – September 30, 2009	4,550,000	4,550	97,450	(56,866)	45,134

Loss for the period (unaudited)	-	-	-	(3,533)	(3,533)

Balance – December 31, 2009 (unaudited)	4,550,000	$4,550	$97,450	$(60,399)	$41,601

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Interim Statements of Cash Flows

(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Three Months Ended December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net loss	$(3,533)	$(2,808)	$(60,399)
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	-	(300)	-
Increase (decrease) in accounts payable and accrued liabilities	(1,980)	(1,877)	3,020
Net Cash Used in Operating Activities	(5,513)	(4,985)	(57,379)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,513)	(4,985)	44,621

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,134	67,302	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,621	$62,317	$44,621

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

NOTE 1 -

ORGANIZATION AND DESCRIPTION OF BUSINESS

El Palenque Vivero, Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006.  The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006.  It is based in Tezoyuca, Morelos Mexico.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $44,621 and $50,134 in cash and cash equivalents at December 31 and September 30, 2009, respectively.

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

December 31, 2009

(Unaudited)

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to December 31, 2009.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  From inception (May 31, 2006) to December 31, 2009, the Company had no items of other comprehensive income.  Therefore, net loss equals comprehensive loss from inception (May 31, 2006) to December 31, 2009.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

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

Share Issuance

From inception of the Company (June 21, 2006) to December 31, 2009, the Company has issued 1,000,000 common shares at $0.005 per share, 1,500,000 common shares at $0.01 per share, and 2,050,000 common shares at $0.04 per share, resulting in total proceeds of $102,000 and 4,550,000 common shares issued and outstanding at December 31, 2009. Of these shares, 2,500,000 were issued to directors and officers of the Company and 2,050,000 were issued to independent investors.

There are no preferred shares outstanding.  The Company has issued no authorized preferred shares.  The Company has no stock option plan, warrants or other dilutive securities.

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through December 31, 2009 of $60,399 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $21,000 were offset by the valuation allowance, which increased by $1,100 and $1,000 during the three months ended December 31, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 -

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at December 31, 2009, the Company had a loss from operations of $3,533, an accumulated deficit of $60,399, and working capital of $41,601 and has earned no revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

El Palenque Vivero, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

December 31, 2009

(Unaudited)

NOTE 6 -

SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through January 20, 2010 and determined there are no other events that require disclosure.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “we,” “us,” or “our” are to El Palenque Vivero, Inc.

Results of Operations

We have generated no revenues since inception (June 21, 2006) and have incurred $60,399 in expenses through December 31, 2009.

The following table provides selected financial data about our company as of and for the period ended December 31, 2009 and the year ended September 30, 2009.

Balance Sheet Data:	December 31, 2009	September 30, 2009

Cash	$44,621	$50,134
Total assets	$44,621	$50,134
Total liabilities	$3,020	$5,000
Stockholders' Equity	$41,601	$45,134

Net cash provided by financing activities since inception through December 31, 2009, was $102,000, consisting from the sale of common stock, $82,000 from independent investors and $20,000 from directors and/or officers of the Company.

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

Liquidity and Capital Resources

We have minimal assets and have achieved no operative revenues since our inception.  We have depended on sales of equity securities to conduct operations.  As of December 31, 2009 and September 30, 2009, we had cash of $44,621 and $50,134, current assets of $44,621 and $50,134 and current liabilities of $3,020 and $5,000, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Francisco Mendez, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

The following exhibits are included as part of this report:

Exhibit No.

Description

31.1 / 31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2

Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PALENQUE VIVERO, INC.

/s/ Francisco Mendez

Dated:  February 11, 2010

By:

Francisco Mendez
President, Principal Executive and Financial Officer