Form 10-Q
period 2010-03-31
A5 Laboratories Inc.
filed 2010-05-03
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number: 333-138927

A5 LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10300 Chemin Core de liesse, Lachina, Quebec, H8T 1A3
(Address of principal executive offices)

(514) 420-0333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May ___, 2010, the registrant had 45,500,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The unaudited consolidated interim financial statements of A5 Laboratories Inc. (the “Company”, “A5”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Financial Statement Index

Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009	F–1
Statements of Operations for the three and six months ended March 31, 2010 and March 31, 2009 (Unaudited)	F–2
Statements of Cash Flows for the six months ended March 31, 2010 and March 31, 2009 (Unaudited)	F–3
Notes to the Consolidated Financial Statements (Unaudited)	F–4

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$-	$50,134
Prepaid expenses (Note 6)	28,860	-

TOTAL ASSETS	$28,860	$50,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,409	$5,000

TOTAL LIABILITIES	2,409	5,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 45,500,000 common shares	45,500	45,500
Additional paid-in capital	56,500	56,500
Deficit accumulated during the development stage	(75,549)	(56,866)
Total Stockholders’ Equity	26,451	45,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,860	$50,134

-The accompanying notes are an integral part of these financial statements -

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	4,611	2,610	8,081	5,425	53,603
General and administrative	10,545	208	10,619	330	22,995
Total Operating Expenses	15,156	2,818	18,700	5,755	76,598

Other Income (Expense)
Interest income	6	31	17	160	1,049

Net (Loss) before Income Taxes	(15,150)	(2,787)	(18,863)	(5,595)	(75,549)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(15,150)	$(2,787)	$(18,863)	$(5,595)	$(75,549)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	45,500,000	45,500,000	45,500,000	45,500,000

-The accompanying notes are an integral part of these financial statements -

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception
			(June 21, 2006) to
	Six Months Ended March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(18,683)	$(5,595)	$(75,549)
Changes in Operating Assets and Liabilities:
(Increase) in prepaid expenses	(28,860)	-	(28,860)
Increase (decrease) in accounts payable and accrued liabilities	(2,591)	(2,394)	2,409
Net Cash Used in Operating Activities	(50,314)	(7,989)	(102,000)
INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-
FINANCING ACTIVITIES
Common stock issued for cash	-	-	102,000
Net Cash Provided by Financing Activities	-	-	102,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,314)	(7,989)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,314	67,302	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$59,313	$-

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements -

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

A5 Laboratories Inc., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, it further changed its name to A5 Laboratories Inc. It is based in Lachine Quebec, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is a development stage company that intended to open and operate a plant nursery in the state of Morelos, Mexico. To date, the Company’s activities have been limited to its formation and the raising of equity capital and the Company is reviewing the acquisition of operating projects in varying industries.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $50,134 in cash and cash equivalents at March 31, 2010 and September 30, 2009, respectively.

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

Foreign Currency Transactions

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated to U.S. dollars in accordance with FASC 830-10-20 “Foreign Currency Translation” as follows:

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

No significant realized exchange gains or losses were recorded from inception (June 21, 2006) to March 31, 2010.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (June 21, 2006) to March 31, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to March 31, 2010.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuance

On March 9, 2010, the Board authorized a 10 for 1 forward split of its common stock effective April 8, 2010. Each stockholder of record on April 7, 2010 received ten (10) new shares of the Company’s $0.001 par value stock for every one (1) old share outstanding. The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

NOTE 3 - CAPITAL STOCK (continued)

Share Issuance (continued)

Since its inception (June 21, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect for the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/21/06	Shares issued for cash	10,000,000	$0.0005	$5,000
08/01/06	Shares issued for cash	15,000,000	0.001	15,000
06/01/07	Shares issued for cash	20,500,000	0.004	82,000

03/31/10	Cumulative Totals	45,500,000		$102,000

Of these shares, 25,000,000 were issued to directors and officers of the Company and 20,500,000 were issued to independent investors.

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through March 31, 2010 of $75,549 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $26,400 were offset by the valuation allowance, which increased by $6,500 and $2,000 during the six months ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

NOTE 5 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2010, the Company had a loss from operations of $18,700, an accumulated deficit of $75,549, and working capital of $26,451 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

NOTE 6 - CONSULTING AGREEMENT

On March 18, 2010, the Company entered into a consulting agreement with its former officer and director, who rendered management advisory services for the Company during the period of March 18, 2010, through the filing of this Quarterly Report on form 10-Q. Total fees for the contract term were $39,000, of which $28,860 was recorded as a prepaid expense at March 31, 2010.

NOTE 7 - SUBSEQUENT EVENT

On March 9, 2010, the Company authorized a 10 for 1 forward stock split effective April 8, 2010. As discussed in Note 3, the stock split has been retroactively reported for all periods presented in the accompanying financial statements.

The Company has evaluated events from March 31, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Results of Operations

Our results of operations are summarized below:

	Three Months Ended March 31, 2010 ($)	Three Months Ended March 31, 2009 ($)	Six Months Ended March 31, 2010 ($)	Six Months Ended March 31, 2009 ($)
Revenue	-	-	-	-
Expenses	15,156	2,818	18,700	5,755
Net Income (Loss) from Operations	(15,150)	(2,878)	(18,863)	(5,595)
Earnings (Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended March 31, 2010

During the three months ended March 31, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended March 31, 2010 can be summarized as follows:

	For the Three Months Ended
	March 31,
	2010	2009	difference
	($)	($)	($)
Professional Fees	4,611	2,611	2,000
General and administrative	10,454	208	10,246

For the three months ended March 31, 2010 we incurred a net loss of $15,150. During the same period in 2009 we incurred a net loss of $2,787. Our expenses during the three month period ended March 31, 2010 consisted of $10,454 in general and administrative expenses and $4,611 in professional fees. Comparatively, our expenses during the three month period ended March 31, 2009 consisted of $208 in general and administrative expenses and $2,610 in professional fees. The increase in expenses during the period ended in 2010 was mostly due to a change of control transaction and associated expenses.

Our net loss per share during the three months ended March 31, 2010 and 2009 did not change at $0.00 per share.

Our general and administrative expenses consist of professional fees, management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses, legal, accounting and auditing fees, and our general office expenses include bank charges, office maintenance, communication expenses, courier, postage, office supplies and rent.

Results of Operations for the Six Months Ended March 31, 2010 and 2009

During the six months ended March 31, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the six months ended March 31, 2010 can be summarized as follows:

	For the Six Months Ended
	March 31,
	2010	2009	difference
	($)	($)	($)
Professional Fees	8,081	5,425	2,656
General and administrative	10,619	330	10,289

For the six months ended March 31, 2010 we incurred a net loss of $18,863. During the same period in 2009 we incurred a net loss of $5,595. Our expenses during the six month period ended March 31, 2010 consisted of $10,619 in general and administrative expenses and $8,081 in professional fees. Comparatively, our expenses during the six month period ended March 31, 2009 consisted of $330 in general and administrative expenses and $5,425 in professional fees. The increase in expenses during the period ended in 2010 was mostly due to a change of control transaction and associated expenses.

Our net loss per share during the six months ended March 31, 2010 and 2009 did not change at $0.00 per share.

From June 21, 2006 to March 31, 2010 our net loss was $75,549 and out expenses were $76,598.

Liquidity and Capital Resources

As of February 28, 2010 we had no cash in our bank accounts, $2,409 in current liabilities, and a working capital surplus of $26,451 due to $28,860 in pre-paid expenses.

For the six months ended March 31, 2010, we used net cash of $50,314 in operating activities, compared to net cash of $7,989 spent on operating activities during the same period in 2009. This increase in cash used in operating activities during the period ended in 2010 was connected to our change of control transaction. From our inception on June 21, 2006 to March 31, 2010 we used net cash of $102,000 in operating activities.

During the six month periods ended March 31, 2010 and 2009 we did not receive any cash from financing activities. However, from our inception on June 21, 2006 to March 31, 2010 we received $102,000 through financing activities; entirely from the sale of our common shares.

Our cash level decreased by $50,314 during the six months ended March 31, 2010.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through existing shareholder loans. Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months (beginning June 2010) will be approximately $150,000as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated	Estimated Expenses
	Completion Date	($)
Legal and accounting fees	12 months	20,000
Due diligence expenses	12 months	80,000
General and administrative expenses	12 months	50,000
Total		150,000

We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings. If we are not able to successfully complete any private placement financings, we plan to cooperate with film and television producers or obtain shareholder loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect our financial statements and future operations.

Earnings (Loss) per Share of Common Stock

We have adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income (Loss)

FASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. From inception (June 21, 2006) to March 31, 2010, we had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, and due to a lack of segregation of duties and lack of management override of controls, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. We performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Exhibit
Number	Description

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A5 LABORATORIES INC.
(Registrant)

/s/ Richard Azani
Date: May 3, 2010	Richard Azani
President, Chief Executive Officer, Chief Financial
Officer, Director
(Principal Executive Officer and Principal Accounting
Officer)