Form 10-Q
period 2010-06-30
A5 Laboratories Inc.
filed 2010-08-23
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 20, 2010, the registrant had 45,750,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The unaudited consolidated interim financial statements of A5 Laboratories Inc. (the “Company”, “A5”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Balance Sheets
ASSETS

	As of	As of
	June 30,	September 30,
	2010	2009
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$7,936	$50,134
Receivables	4,590	$-
Deposit with related party (Note 6)	150,000	-

TOTAL ASSETS	$162,526	$50,134

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,401	$5,000
Payable to related party (Note 6)	29,337	-

TOTAL LIABILITIES	42,738	5,000

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized: 100,000,000 preferred shares, $0.001 par value 100,000,000 common shares, $0.001 par value
Issued and outstanding shares: 45,750,000 common shares	45,750	45,500
Additional paid-in capital	218,750	56,500
Deficit accumulated during the development stage	(144,712)	(56,866)
Total Stockholders’ Equity	119,788	45,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$162,526	$50,134

-The accompanying notes are an integral part of these financial statements -

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Unaudited)

					Cumulative from
					Inception
					(June 21, 2006) to
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Management fees to related party (Note 6)	3,810	-	3,810	-	3,810
Professional fees	5,876	2,699	13,158	8,124	59,479
Rent paid to related party (Note 6)	29,337	-	29,337	-	29,337
General and administrative	30,999	49	42,424	379	54,001
Total Operating Expenses	70,022	2,748	88,729	8,503	146,627

Other Income (Expense)
Interest income	-	28	17	188	1,049
Foreign exchange gains	866	-	866	-	866

Net (Loss) before Income Taxes	(69,156)	(2,720)	(87,846)	(8,315)	(144,712)

Provision for Income Taxes (Note 4)	-	-	-	-	-

Net (Loss)	$(69,156)	$(2,720)	$(87,846)	$(8,315)	$(144,712)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	45,575,000	45,500,000	45,525,000	45,500,000

-The accompanying notes are an integral part of these financial statements –

A5 LABORATORIES INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders’ Equity
For the period of June 21, 2006 (Inception) to June 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception – June 21, 2006	-	$-	$-	$-	$-
Common shares issued to a founder at $0.0005 cash per share, June 30, 2006	10,000,000	10,000	(5,000)	-	5,000
Common shares issued to founders at $0.001 cash per share, August 1, 2006	15,000,000	15,000	-	-	15,000
Loss for the period	-	-	-	(2,631)	(2,631)

Balance – September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	17,369

Common shares issued for cash at $0.004 per share, June 1, 2007	20,500,000	20,500	61,500	-	82,000
Loss for the year	-	-	-	(16,960)	(16,960)

Balance – September 30, 2007	45,500,000	45,500	56,500	(19,591)	82,409

Loss for the year	-	-	-	(18,199)	(18,199)

Balance – September 30, 2008	45,500,000	45,500	56,500	(37,790)	64,210

Loss for the year	-	-	-	(19,076)	(19,076)

Balance – September 30, 2009	45,500,000	45,500	56,500	(56,866)	45,134

Common shares issued for cash at $0.65 per share, June 3, 2010	250,000	250	162,250	-	162,500
Loss for the year	-	-	-	(87,846)	(87,846)

Balance – June 30, 2010	45,750,000	45,750	218,750	(144,712)	119,788

-The accompanying notes are an integral part of these financial statements-

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			from
			Inception
			(June 21,
			2006) to
	Nine Months Ended June 30,		June 30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(87,846)	$(8,315)	$(144,712)
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(4,590)	-	(4,590)
(Increase) in deposit with related party	(150,000)	-	(150,000)
Increase (decrease) in accounts payable and accrued liabilities	8,401	(2,792)	13,401
Increase in payable to related party	29,337	-	29,337
Net Cash Used in Operating Activities	(204,698)	(11,107)	(256,564)
INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-
FINANCING ACTIVITIES
Common stock issued for cash	162,500	-	264,500
Net Cash Provided by Financing Activities	162,500	-	264,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,198)	(11,107)	7,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,134	67,302	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,936	$56,195	$7,936-

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements –

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

A5 Laboratories Inc., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc. It is based in Lachine Quebec, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company provides contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to training and raising capital. The Company is still in its development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,936 and $50,134 in cash and cash equivalents at June 30, 2010 and September 30, 2009, respectively.

Fair Value of Financial Instruments

ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

As at June 30, 2010, the fair value of financial instruments measured on a recurring basis includes cash and cash equivalents, determined based on level one inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for receivables and accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under ASC 740-10-25, recognition and measurement of uncertain income tax positions is required using a “more likely than not” approach. Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2010, no additional accrual for income taxes is necessary.

Revenue Recognition

Revenues are recognized at the time the services are provided or over the lives of associated contracts.

Advertising Costs

Advertising costs, if any, are expensed as incurred and are included within general and administrative expenses in the accompanying statements of operations.

Foreign Currency Transactions

Foreign currency transactions are translated at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Comprehensive Income (Loss)

ASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Components of comprehensive loss are reported in the financial statements in the period in which they are recognized. From inception (June 21, 2006) to June 30, 2010, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to June 30, 2010.

Start-Up Costs

In accordance with ASC 720-15-20 “Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Earnings (Loss) per Share of Common Stock

The Company has adopted ASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of June 30, 2010 and for the nine months ended June 30, 2010 and 2009.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.” The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. Additional disclosures have resulted from the adoption of ASU 2010-09. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company does not expect a material impact from adoption of ASC 820.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - CAPITAL STOCK

Authorized Stock

The Company has authorized 100,000,000 common shares and 100,000,000 preferred shares, both with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

NOTE 3 - CAPITAL STOCK (continued)

Share Issuance

On March 9, 2010, the Board authorized a 10 for 1 forward split of its common stock effective April 8, 2010. Each stockholder of record on April 7, 2010 received ten new shares of the Company’s $0.001 par value stock for every one old share outstanding. The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

During the period ended June 30, 2010, the Company issued 250,000 common shares at $0.65 per share for total cash proceeds of $162,500 being $250 for par value shares and $162,250 for additional paid in capital.

Since its inception (June 21, 2006), the Company has issued shares of its common stock as follows, retroactively adjusted to give effect for the 10 for 1 forward split:

			Price Per
Date	Description	Shares	Share	Amount

06/21/06	Shares issued for cash	10,000,000	$0.0005	$5,000
08/01/06	Shares issued for cash	15,000,000	0.001	15,000
06/01/07	Shares issued for cash	20,500,000	0.004	82,000
06/03/10	Shares issued for cash	250,000	0.65	162,500

06/30/10	Cumulative Totals	45,750,000		$264,500

Of these shares, 19,000,000 were issued to directors and officers of the Company and 26,750,000 were issued to independent investors.

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

Development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from June 21, 2006 (date of inception) through June30, 2010 of $144,712 will begin to expire in 2026. Accordingly, deferred tax assets of approximately $43,000 were offset by the valuation allowance, which increased by $26,000 and $5,000 during the nine months ended June 30, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

NOTE 4 - PROVISION FOR INCOME TAXES (continued)

The Company has no tax position at June 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2010. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities

NOTE 5 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For the nine months ended June 30, 2010, the Company had a loss from operations of $87,846, an accumulated deficit of $144,712, and working capital of $119,788 and has earned no revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2010.

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

NOTE 6 – RELATED PARTY

In June 2010, the Company deposited $150,000 with a company controlled by the Company’s President for purchase of laboratory equipment. Payable to related party consists of rent of $29,337 payable to a company controlled by the Company’s President. During the three months ended June 30, 2010, the Company paid $3,810 in management fees to the Company’s President.

NOTE 7 – RISK MANAGEMENT

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s receivables are receivable from the federal and provincial government. As such, the Company believes that credit risk related to receivables is minimal. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

NOTE 8 - SUBSEQUENT EVENT

On July 5, 2010, the Company completed the acquisition of the Contract Research and Interferon production technology. Pursuant to the terms of the agreement, the Company issued options to acquire 1,000,000 common shares of the Company at $0.001 per share for a period of 60 months in exchange for the assets contemplated by the agreement.

On July 15, 2010, the Company completed the purchase of laboratory equipment from a company controlled by the Company’s President (Note 6).

The Company has evaluated events from June 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations

Our results of operations are summarized below:

	Three Months Ended June 30, 2010 ($)	Three Months Ended June 30, 2009 ($)	Nine Months Ended June 30, 2010 ($)	Nine Months Ended June 30, 2009 ($)
Revenue	Nil	Nil	Nil	Nil
Expenses	70,022	2,748	88,729	8,503
Net Income (Loss) from Operations	(69,156)	(2,720)	(87,846)	(8,315)
Earnings (Loss) Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Results of Operations for the three months ended June 30, 2010

During the three months ended June 30, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended June 30, 2010 can be summarized as follows:

	For the Three Months Ended
	June 30,
	2010	2009	Difference
	($)	($)	($)
Professional Fees	5,876	2,699	3,177
Rent	29,337	Nil	29,337
General and administrative	34,809	49	34,760

For the three months ended June 30, 2010 we incurred a net loss of $69,156. During the same period in 2009 we incurred a net loss of $2,720. Our expenses during the three month period ended June 30, 2010 consisted of $34,809 in general and administrative expenses, $29,337 in rent and $5,876 in professional fees. Comparatively, our expenses during the three month period ended June 30, 2009 consisted of $49 in general and administrative expenses, $Nil in rent and $2,699 in professional fees. General and administrative expenses consist of management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses. Professional fees include legal, accounting and auditing fees. The increase in expenses during the period ended in 2010 was mostly due to increased legal fees associated with a change of control transaction and associated expenses. In addition, our company located to new premises in Quebec, Canada and incurred rent of $29,337 for the period.

Our net loss per share during the three months ended June 30, 2010 and 2009 did not change at $0.00 per share.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

During the nine months ended June 30, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the nine months ended June 30, 2010 can be summarized as follows:

	For the Nine Months Ended
	June 30,
	2010	2009	Difference
	($)	($)	($)
Professional Fees	13,158	8,124	5,034
Rent	29,337	Nil	29,337
General and administrative	46,234	379	45,855

For the nine months ended June 30, 2010 we incurred a net loss of $87,846. During the same period in 2009 we incurred a net loss of $8,315. Our expenses during the nine month period ended June 30, 2010 consisted of $46,234 in general and administrative expenses, $29,337 in rent and $13,158 in professional fees. Comparatively, our expenses during the nine month period ended June 30, 2009 consisted of $379 in general and administrative expenses, $Nil in rent and $8,124 in professional fees. The increase in expenses during the period ended in 2010 was mostly due to increased legal and accounting fees associated with a change of control transaction and associated expenses. In addition, our company located to new premises in Quebec, Canada and incurred rent of $29,337 for the period.

Our net loss per share during the nine months ended June 30, 2010 and 2009 did not change at $0.00 per share.

From June 21, 2006 to June 30, 2010 our net loss was $144,712 and our expenses were $146,627.

Liquidity and Capital Resources

As of June 30, 2010 we had cash and cash equivalents of $7,936, receivables of $4,590, deposit with a related party of $150,000, current liabilities of $42,738 and a working capital surplus of $119,788.

For the nine months ended June 30, 2010, we used net cash of $204,698 in operating activities, compared to net cash of $11,107 spent on operating activities during the same period in 2009. From our inception on June 21, 2006 to June 30, 2010 we used net cash of $256,564 in operating activities.

During the nine month periods ended June 30, 2010 we received $162,500 in cash from financing activities compared to $Nil for the same period in 2009. From our inception on June 21, 2006 to June 30, 2010 we received $264,500 through financing activities; entirely from the sale of our common shares.

Our cash level increased by $7,936 from inception to June 30, 2010.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through existing shareholder loans. Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months (beginning June 2010) will be approximately $150,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our company bases our estimates on assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Our company had $7,936 and $50,134 in cash and cash equivalents at June 30, 2010 and September 30, 2009, respectively.

Fair Value of Financial Instruments

ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

As at June 30, 2010, the fair value of financial instruments measured on a recurring basis includes cash and cash equivalents, determined based on level one inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for receivables and accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

Income Taxes

Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under ASC 740-10-25, recognition and measurement of uncertain income tax positions is required using a “more likely than not” approach. Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2010, no additional accrual for income taxes is necessary.

Revenue Recognition

Revenues are recognized at the time the services are provided or over the lives of associated contracts.

Advertising Costs

Advertising costs, if any, are expensed as incurred and are included within general and administrative expenses in the accompanying statements of operations.

Foreign Currency Transactions

Foreign currency transactions are translated at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Comprehensive Income (Loss)

ASC Topic No. 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income and our components in a full set of general-purpose financial statements. Components of comprehensive loss are reported in the financial statements in the period in which they are recognized. From inception (June 21, 2006) to June 30, 2010, our company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss from inception (June 21, 2006) to June 30, 2010.

Start-Up Costs

In accordance with ASC 720-15-20 “Start-up Activities”, our company expenses all costs incurred in connection with the start-up and organization of our company.

Earnings (Loss) per Share of Common Stock

Our company has adopted ASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

Segment Information

Our company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates our company in making internal operating decisions. Our company only operates in one reporting segment as of June 30, 2010 and for the nine months ended June 30, 2010 and 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. Our company does not expect a material impact from adoption of ASC 820.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on our company’s financial statements.

Our company has implemented all new accounting pronouncements that are in effect. These pronouncements are not expected to have any material impact on the financial statements unless otherwise disclosed, and our company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Internal Controls Over Financial Reporting

Management has carried out an evaluation, including its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting. Based upon that evaluation, and due to a lack of segregation of duties and lack of management override of controls, management has concluded that, during the period covered in this report, such internal controls and procedures were not effective at ensuring that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management, including our company’s principal executive officer and principal financial officer, does not expect that internal controls and procedures or will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Our company performed additional analysis and other post-closing procedures in an effort to ensure the consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 30, 2010 we issued 250,000 shares of our common stock at a purchase price of $0.65 per share to one (1) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Exhibit
Number	Description

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

A5 LABORATORIES INC.
(Registrant)

/s/ Richard Azani
Date: August 23, 2010	Richard Azani
President, Chief Executive Officer, Chief Financial
Officer, Director
(Principal Executive Officer and Principal Accounting
Officer)