Form 10-Q/A
period 2010-06-30
A5 Laboratories Inc.
filed 2010-10-22
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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
Yes [    ]  No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 20, 2010, the registrant had 45,750,000 shares of common stock outstanding.

EXPLANATORY NOTE

Our company is filing this Form 10-Q/A for the period ended June 30, 2010 to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was a not a “Shell Company” at the date of filing the Form 10-Q. The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-Q on August 23, 2010, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

F1

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

F2

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

-The accompanying notes are an integral part of these financial statements-

F3

A5 LABORATORIES INC.
(Formerly El Palenque Vivero, Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			from
			Inception
			(June 21,
			2006) to
	Nine Months Ended June		June 30,
	30,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(87,846)	$(8,315)	$(144,712)
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(4,590)	-	(4,590)
(Increase) in deposit with related party	(150,000)	-	(150,000)
Increase (decrease) in accounts payable and accrued	8,401	(2,792)	13,401
liabilities
Increase in payable to related party	29,337	-	29,337
Net Cash Used in Operating Activities	(204,698)	(11,107)	(256,564)
INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities	-	-	-
FINANCING ACTIVITIES
Common stock issued for cash	162,500	-	264,500
Net Cash Provided by Financing Activities	162,500	-	264,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,198)	(11,107)	7,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,134	67,302	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,936	$56,195	$7,936-

Supplemental Cash Flow Disclosures:
Cash paid for Interest	$-	$-	$-
Cash paid for Income Taxes	$-	$-	$-

-The accompanying notes are an integral part of these financial statements –

F4

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

F5

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

F6

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

F7

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

F8

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

F9

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

A5 LABORATORIES INC.
(Registrant)

/s/ Richard Azani
Date: October 22 , 2010	Richard Azani
President, Chief Executive Officer, Chief Financial
Officer, Director
(Principal Executive Officer and Principal Accounting
Officer)