Form 10-K
period 2010-09-30
A5 Laboratories Inc.
filed 2011-01-13
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-138927

A5 Laboratories, Inc.
(Name of Registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10300 Chemin de la Cote-De-Liesse, Lachine, Quebec, H8T 1A3
(Address of principal executive offices)

(514) 420-0333
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 12, 2011, based on a closing price of $0.20 was approximately $5,840,335.40.   As of January 12, 2011, the registrant had 48,201,677 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.  Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.”  Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business.

Company History

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc. On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc. On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1. Our business offices are located at 10300 Chemin de la Cote-de-Liesse, Lachine, Quebec, H8T 1A3 and our telephone number is 514-420-0333.

Principal Services

Contract Research and Laboratory Services

We plan to offer a full range of testing services to the pharmaceutical industry in a variety of fields; all in compliance with Good Laboratory Practices (GLP) and current Good Manufacturing Practices regulations (cGMP) through in-house and outsourcing arrangements. The comprehensive services provided help to expedite the development process by providing immediate resources and technical expertise to help our clients meet timelines, pursue projects of varying priority and risk, handle changes in workload, handle multiple projects, and pursue developments without in-house resources. Our Custom Research Organization (CRO) services can be divided into two sections: Analytical and Quality Assurance.

Analytical

We plan to offer a wide range of analytical services to support a client’s quality control, product development, method development, validation and marketed product activities. We are able to provide quantitative and qualitative as well as consulting and analytical services in chemistry, microbiology and chromatography to the pharmaceutical, biotechnology and cosmetics industries. At our facility in Lachine, Quebec, we are able to perform a wide variety of quality control tests on raw materials as well as finished products. We also offer a full range of ICH stability conditions and provide total stability management. In addition, we can develop and validate new methods, revalidate existing methods to ensure compliance with current regulatory requirements and perform technology transfers.

These services can be broken down as follows:

Analytical Services
Stability Testing and Storage (I.C.H. And Custom Conditions)	Method Developments and Validation	Microbiological Testing
Pharmaceutical Synthesis	Drug Substance Testing	Reverse Engineering
Formulation Development	Validated Secondary Standard

Consulting Services
Quality Audits	Submission Support and Documentation	GLP and GMP Audit and Inspection

Testing Capabilities
Chromatography	H.P.L.C.	G.C.
Chiral H.P.L.C.	T.L.C.	Semi-Prep L.C.
USP and Compendial Testing	UV-VIS Spectrophotometry	Dissolution/Disintegration Physical Testing
Atomic Absorption Spectrophotometry (AA)	Fourier Transform Infrared Spectrophotometry (FTIR)	Polarimetry

Microbiological Analysis Services
Antibiotic Assays	Stability Testing	Method Development and Validation
Finished Product and Raw Material Testing	Manufacturing Validation Support	Sample Collection

Micro Testing Capabilities
Speciation (MIDI GC, API, Biochemical Tests)	Microbial Limits Testing	Compendial Testing (USP, CFR, SP, EP, JP, and BP)
Bacterial Endotoxin Testing (LAL: Gel Clot and Kinetic)	Sterility Testing	Antimicrobial Preservative Efficacy
Container/Closure Testing (Dye, Ingression Microbial Ingression)	Bioburden Testing	Cleaning Validation
Antibiotic Assay	Filter Retention Testing	BI Verificaiton (Titer and Organism ID)

Dose Audits of Sterile Fill Areas	Environmental Monitoring

Quality Assurance and Support Services

We will also provide various support services via which clients receive quality testing data on their products through compliance with Good Laboratory Practices (GLPs) and Good Manufacturing Practices (cGMPs). The Quality Assurance department independently audits and tracks every project to assure accurate and reliable results. Every report includes a Quality Assurance Letter verifying and qualifying data and compliance, which completes the audit trail. We can prepare or help our customer to obtain all regulatory authorization to import and distribute their pharmaceutical product via getting D.I.N ( drug identification Number) or nutraceuticals products via getting N.P.N (natural product Number) from Health Canada.

Interferon

The normal function of the immune system is essential for health, and dysfunction of the immune system leads to a wide diversity of diseases. Deficiency of immune cell production or defective immune cell function can lead to a spectrum of immunodeficiency diseases. Over-activity of various components of the immune system leads to the development of allergic or autoimmune diseases. Leukemias and lymphomas are the result of malignant transformation in cells of the immune system. Cytokines are soluble mediators acting as cell-to-cell messengers in the immune system. They are critical for normal immune system function, and their expression may be perturbed in disease states. They are involved in the regulation of the growth, development, and activation of immune system cells and the mediation of the inflammatory response. In general, cytokines are pleotropic in that they are capable of acting on many different cell types. This pleotropism results from the presence of receptors for the same cytokine on multiple cell types, leading to the formation of “cytokine networks.”

Interferons (IFNs) are cytokines that exhibit a broad spectrum of immune-modulating and anti-proliferative properties. Alpha (leukocyte) IFN-a is made by white blood cells; beta (fibroblast) IFN-b is made by skin cells and gamma (immune) IFN-g is made by lymphocytes after stimulation by antigen. IFNs are not species-specific. IFNs are coded by three distinct cell genes; they have important differences in amino acid sequence, stimulus for induction, producer cell and role in the body. The active substance is not IFN itself, but proteins that IFN causes to be produced by other cells of the immune system.

Interferon-gamma is produced by stimulated T-lymphocytes (CD4+ and CD8+) and natural killer (NK) cells (both components of the immune system) in response to infection and antigenic challenge. IFN-gamma shows little structural relationship to IFN-alpha and IFN-beta. IFN-gamma has antiviral and antiproliferative properties and several biological actions not shared with the other interferons. It alone is a potent activator of macrophages and neutrophils, enhancing the production of reactive oxygen species and the killing of microbacterial, fungal and protozoan pathogens. Another important difference is its role as a primary mediator of the immune response. Cytokines such as IFN-gamma play an essential role in the mechanisms of immunity. When the host is challenged with a pathogen, cytokines are synthesized in situ and it is the influence of these cytokines on the other cells of the immune system, which contributes towards development of immunity to that pathogen.

We have acquired proprietary technology from Vida Nutra Pharma Inc., for cost effective gamma interferon (IFN-g) production technology. The application of human gamma interferon in immune-based therapy has potential therapeutic applications in cancers, chronic hepatitis B, opportunistic infections in HIV patients, antibiotic resistant bacterial and fungal infections, parasite infections, sepsis, and diabetes. Interferon (IFN)-gamma is a soluble protein produced by immune cells in response to infection and antigenic challenge. IFN-gamma has antiviral and antiproliferative properties and is a potent activator of macrophages and neutrophils, enhancing killing of microbacterial, fungal and protozoan pathogens.

We have not yet created sufficient IFN-gamma to effectively test it across a large enough animal or human population to generate any meaningful data on the efficacy of IFN-gamma as a treatment method.

A large number of experimental and clinical data indicate a wide spectrum of disease states that are potentially amenable to IFN-gamma treatment. In several of the diseases, IFN-gamma immune-based therapy is in phase II or III clinical trials. Recombinant IFN-gamma immune-based therapy has been approved for clinical therapy of three rare diseases. The major hurdle to overcome in IFN-gamma treatment is the cost of dosages that can easily run into tens of thousands of dollars for a single treatment. Cost has been the limiting factor in the expansion of recombinant IFN-gamma to clinical settings treating major diseases, and we believe that our technology may be able to significantly lower this cost, by a factor of 10 to 1 or even 100 to 1 by the application of our interferon production technology. We intend to focus on production of natural human gamma interferon for clinical trials and therapeutics if we are able to prove efficacy and efficiency, we expect to commercialize our product.

Gamma interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. In the United States, only one type of gamma interferon is approved for commercial sale: Actimmune, which is a recombinant form of human IFN-gamma and is produced in E. coli bacteria.

The critical step in the production of natural IFNs involves activation by inducers to stimulate IFNs secretion in spleen cells. In the past, inducers used for stimulating IFN secretion were toxic agents such as bacterial endotoxins, plant lectins (ConA, PHA), as well as viruses and the issue of safety was one of the main factors that limited clinical application of natural IFNs.

Markets, Customers and Distribution

Contract Research and Laboratory Services

The drug development process is a lengthy, expensive activity monitored and regulated by a number of governing bodies. The identification of any new drug candidate involves proving its safety and efficacy through a series of prescribed laboratory experiments and tests including safety and biological activity testing. The drug industry has been under increasing pressure from managed care, industry consolidation and competition, and globalization to increase annual output of new products and conduct the research in a more cost-effective and time-efficient manner. The increasing pressure from managed care and industry competition will continue forcing sponsors to expand their outsourcing to contract research organizations. Stricter regulatory requirements both in the United States and abroad have also made CROs a more attractive alternative to in-house testing and management.

Market situation appraisal for CRO indicates a market size of approximately $15 million for the Quebec market, $20 million for the Ontario market, and $190 - 230 million for the US market.

We provide services to a diverse client base consisting of emerging pharmaceutical companies, biotechnology companies, large pharmaceutical companies, specialty pharmaceuticals, drug delivery companies, and generics.

Interferon

Thus far, IFN-gamma has been recognized as clinically effective in the prophylaxis of chronic granulomatous disease, as adjunctive treatment in at least one systemic intracellular infection, visceral leishmaniasis and in treatment of osteopretosis. However, we believe that IFN-gamma treatment can prove to be effective in all types of diseases ranging from cancer, viral infections, sepsis, AIDS and diabetes.

Many of the infectious diseases listed affect large segments of the world population and could benefit from IFN-gamma as both first line therapy or as an adjunct therapy in restoring proper immune system function.

Actimmune, a recombinant human IFN-gamma currently approved for IFN-gamma immunotherapy is expensive - ~ 3x106 IFN Units or 100 micrograms cost $470 US (Sigma catalogue # I1520). In chronic hepatitis B, for instance, treatment of a single patient requires 150 micrograms per day for 4 weeks and costs $19,740 US. Treating 1000 patients would then cost ~ $20 million US. Cost reductions as function of number of patients to be treated can be envisaged, however even a two-fold reduction would make little difference in the cost of treating large number of chronic hepatitis B sufferers. This same rationale applies to many of the diseases that are potentially susceptible to IFN-gamma immunotherapy and currently limits the use of IFN-gamma - making it at best a second line therapy.
Current production of natural human IFN-gamma from 5 kg of spleen cells obtained from 10-20 human donors will yield 3X109 IFN Units of IFN-gamma or 106 doses. Based on the site visit, cost of production at laboratory scale can be set at $100,000 US for 106 doses, or $0.10 US per dose. However, this cost per dose will probably increase ten-fold when manufactured under GMP (Good Manufacturing Practice) conditions. The cost is then estimated at $1 US per dose when produced under GMP. Production scaled up 100 fold without further increase in cost is challenging but feasible.

We will attempt market penetration at reduced price structures of natural IFN-gamma with respect to Actimmune. Given the current number of infectious diseases as well as cancer, for which IFN-gamma immune-based therapy may be effective, we believe we will be able to find a market for our product if its efficacy is proven.

Competition

CRO

We face competition from various CRO companies ranging from small, private businesses to large enterprises.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•	develop awareness of our services among our client base;

•	continue developing the scope of services we can provide and improve efficiency and accuracy; and

•	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of:

•	the established reputation of our President, Mr. Azani;

•	well diversified portfolio of services and testing procedures; and

•	intimate knowledge of local and international pharmaceutical companies.

However, as we are a newly-established company, we face the same problems as other new companies starting up in an industry, such as lack of available funds. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of research, operation and development than us. In addition, they may develop similar testing procedures to ours and use the same methods as we do and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Interferon

We face many of the same challenges in developing our Interferon technology. We face competition from various pharmaceutical companies ranging from small, private businesses to large multinational enterprises.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

•	further development of our Interferon technology;

•	assure that all of our technological progress is properly protected via intellectual property mechanisms; and

•	increase our financial resources.

We believe that we will be able to compete effectively in our industry due to the potential inherent advantages of our technology. The following are some of the potential advantages:

•
Fully glycosylated natural IFN-gamma showed full or partial resistance against crude granulocyte protease, elastase, cathepsin G and plasmin while recombinant E. coli human IFN-gamma was sensitive to all of these proteases that are found in body. This data strongly implies that natural IFN-gamma is expected to have a longer half-live in the body because of its greater resistance to proteases than the currently marketed recombinant human IFN-gamma.

•
Production of human IFN-gamma is not efficient in E. coli bacteria as it yields improperly folded species of the recombinant protein. Biological efficacy depends on properly folded protein. Improperly folded protein is a target for proteases in the body that rapidly degrade it. Although recombinant human IFN-gamma is subject to a refolding protocol to restore biological activity, this refolding process does not necessarily ensure a homogeneously refolded protein. Higher doses of recombinant protein may thus necessary to ensure adequate concentration of properly folded species. By comparison, natural IFN-g, which is produced in spleen cells, responsible for natural IFN-g production, is properly folded and thus requires lower dosages for biological response.

•
Natural human IFN-gamma has fewer side-effects and better patient safety. Long-term intra-muscular or subcutaneous injections of IFN-alpha, beta, gamma in patients with chronic myelogeneous leukemia (CML) can cause severe, long-lasting cutaneous complications consistent with necrotizing vasculitis which frequently require surgical intervention. The high concentrations of IFN at the injection site were suspected. We believe that the absence of glycosylation may be responsible for the production of interferon-neutralizing antibodies in these patients. Consequently, lower dosages of IFN-gamma are expected to have fewer side effects, improved patient compliance, and good market acceptance.

To be competitive and expand research into use of natural human gamma interferon, we anticipate that a single dose of natural human IFN-gamma corresponding to 3,000 units will be priced at $50 US (an equivalent dose of 3X106 Units of Actimmune costs $470 US). Assuming a dose of 4,500 IFN Units per patient for 4 weeks and 10,000 patients treated yields more than $20,000,000 in sales. A further 10-fold price reduction and one million patients treated, i.e. $5 US per dose to reach an even larger market, gives more than $200,000,000 in sales potential. A sliding scale will be used in making the transition in cost reduction to maximize profitably. The inventory of IFN-gamma doses remaining after projected sales is 50% of total doses produced in each scenario, allowing an additional margin in price reduction.

If we are unable to establish these competitive advantages or if we are not able to develop our interferon technology to the point that it is commercially viable, it is likely that we will not be able to continue this business.

Intellectual Property

We have filed for a provisory patent with the U.S. patent office in order to preserve our natural gamma interferon technology (U.S. provisional Patent No. US 61-400719). We do own copyrights on all of the content of our website: www.a5labs.com.

Research and Development

We did not incur any research and development expenses from our inception to September 30, 2010.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.
The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

We are not aware of any government regulations which would have a significant impact on our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of September 30, 2010, we had 4 employees, with all of them being engaged on a full time basis.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A.  Risk Factors.

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this Annual Report. The following risk factors should be considered carefully in addition to the other information in this Annual Report.

Risks Related to our Business and Industry

WE MAY BE REQUIRED TO PERFORM ADDITIONAL CLINICAL TRIALS OR CHANGE THE LABELING OF OUR PRODUCTS IF SIDE EFFECTS OR MANUFACTURING PROBLEMS ARE IDENTIFIED AFTER OUR PRODUCTS ARE ON THE MARKET.

If side effects are identified after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and product recalls, reformulation of products, additional clinical trials, changes in labeling of products, and changes to or re-approvals of our manufacturing facilities may be required, any of which could have a material adverse effect on sales of the affected products and on our business and results of operations.

After products are approved for commercial use, we or regulatory bodies could decide that changes to the product labeling are required. Label changes may be necessary for a number of reasons, including the identification of actual or theoretical safety or efficacy concerns by regulatory agencies or the discovery of significant problems with a similar product that implicates an entire class of products. Any significant concerns raised about the safety or efficacy of our products could also result in the need to recall products, reformulate those products, to conduct additional clinical trials, to make changes to the manufacturing processes, or to seek re-approval of the manufacturing facilities. Significant concerns about the safety and effectiveness of a product could ultimately lead to the revocation of our marketing approval. The revision of product labeling or the regulatory actions described above could be required even if there is no clearly established connection between the product and the safety or efficacy concerns that have been raised. The revision of product labeling or the regulatory actions described above could have a material adverse effect on sales of the affected products and on our business and results of operations.

IF WE OR OUR SUPPLIERS ARE UNABLE TO COMPLY WITH ONGOING AND CHANGING REGULATORY STANDARDS, SALES OF OUR PRODUCTS COULD BE DELAYED OR PREVENTED.

Virtually all aspects of our business, including the development, testing, manufacturing, processing, quality, safety, efficacy, packaging, labeling, record-keeping, distribution, storage and advertising and promotion of our products and disposal of waste products arising from these activities, are subject to extensive regulation by federal, state and local governmental authorities in the United States, including the FDA and the Department of Health and Human Services Office of Inspector General (HHS OIG). Our business is also subject to similar and/or additional regulation in other countries. Compliance with these regulations is costly and time-consuming.

Our manufacturing facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory agencies. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. We must spend funds, time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these regulations. We cannot assure that our manufacturing facilities or those of our suppliers will not be subject to regulatory action in the future.
Our products generally must receive appropriate regulatory clearance before they can be sold in a particular country, including the United States. We may encounter delays in the introduction of a product as a result of, among other things, insufficient or incomplete submissions to a regulatory agency for approval of a product, objections by another company with respect to our submissions for approval, new patents by other companies, patent challenges by other companies that result in a 180-day exclusivity period, and changes in regulatory policy during the period of product development or during the regulatory approval process. Regulatory agencies have the authority to revoke drug approvals previously granted and remove from the market previously approved products for various reasons, including issues related to current good manufacturing practices for that particular product or in general. We may be subject from time to time to product recalls initiated by us or by regulatory authorities.

Our inability or the inability of our suppliers to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, consent decrees restricting or suspending our manufacturing operations, delay of approvals for new products, injunctions, civil penalties, recall or seizure of products, total or partial suspension of sales and criminal prosecution. Any of these or other regulatory actions could materially adversely affect our business and financial condition.

WE DEPEND ON THIRD PARTIES TO SUPPLY RAW MATERIALS AND OTHER COMPONENTS AND MAY NOT BE ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE MATERIALS, WHICH WILL LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS ON A TIMELY BASIS AND HARM OUR OPERATING RESULTS.

The manufacture of Interferon requires, and our product candidates will require, raw materials and other components that must meet stringent regulatory requirements. Some of these raw materials and other components are available only from a limited number of sources. Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approval are necessary.

OTHER COMPANIES MAY CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY OR PROPRIETARY RIGHTS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

Our success depends in part on our ability to operate without infringing the patents and proprietary rights of third parties. The manufacture, use and sale of new products with conflicting patent rights have been subject to substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. A number of pharmaceutical companies, biotechnology companies, universities and research institutions may have filed patent applications or may have been granted patents that cover aspects of our products or our licensors’ products, product candidates or other technologies.

Future or existing patents issued to third parties may contain claims that conflict with our products. We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future. Litigation or interference proceedings could force us to:

•	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

•	pay damages; or

•	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

Any litigation or interference proceedings, regardless of their outcome, would likely delay the regulatory approval process, be costly and require significant time and attention of key management and technical personnel.

We may not be able to prevent third parties from infringing or using our intellectual property. We generally control and limit access to, and the distribution of, our product documentation and other proprietary information. Despite our efforts to protect this proprietary information, however, unauthorized parties may obtain and use information that we regard as proprietary. Other parties may independently develop similar know-how or may even obtain access to these technologies.

The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these foreign countries.

The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

THE STRATEGY TO LICENSE RIGHTS TO OR ACQUIRE AND COMMERCIALIZE PROPRIETARY, BIOLOGICAL INJECTABLE OR OTHER SPECIALTY INJECTABLE PRODUCTS MAY NOT BE SUCCESSFUL AND WE MAY NEVER RECEIVE ANY RETURN ON OUR INVESTMENT IN THESE PRODUCTS.

We may license rights to or acquire products or technologies from third parties. Other companies, including those with substantially greater financial and sales and marketing resources, will compete with us to license rights to or acquire these products and technologies. We may not be able to license rights to or acquire these proprietary or other products or technologies on acceptable terms, if at all. Even if we obtain rights to a pharmaceutical product and commit to payment terms, including, in some cases, significant up-front license payments, we may not be able to generate product sales sufficient to create a profit or otherwise avoid a loss.

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

•	be found during clinical trials to be unsafe or ineffective;

•	fail to receive necessary regulatory approvals;

•	be difficult or uneconomical to produce in commercial quantities;

•	be precluded from commercialization by proprietary rights of third parties; or

•	fail to achieve market acceptance.

WE MAY BECOME SUBJECT TO FEDERAL OR STATE FALSE CLAIMS OR OTHER SIMILAR LITIGATION BROUGHT BY PRIVATE INDIVIDUALS AND THE GOVERNMENT.

The Federal False Claims Act (and equivalent state statutes) allows persons meeting specified requirements to bring suit alleging false or fraudulent Medicare or Medicaid claims and to share in any amounts paid to the government in fines or settlement. These suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines and/or be excluded from Medicare and Medicaid programs. False claims litigation can lead to civil monetary penalties, criminal fines and imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded health programs. Other alternate theories of liability may also be available to private parties seeking redress for such claims. A number of parties have brought claims against numerous pharmaceutical manufacturers, and we cannot be certain that such claims will not be brought against us, or if they are brought, that such claims might not be successful.

WE MAY NEED TO CHANGE OUR BUSINESS PRACTICES TO COMPLY WITH CHANGES TO, OR MAY BE SUBJECT TO CHARGES UNDER, THE FRAUD AND ABUSE LAWS.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including the federal Anti-Kickback Statute and its various state analogues, the federal and state False Claims Act and additional marketing and pricing laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs such as Medicare and Medicaid. We may have to change our advertising and promotional business practices, or our existing business practices could be challenged as unlawful due to changes in laws, regulations or rules or due to administrative or judicial findings, which could materially adversely affect our business.

WE FACE UNCERTAINTY RELATED TO PRICING AND REIMBURSEMENT AND HEALTH CARE REFORM.

In both domestic and foreign markets, sales of our products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers, health maintenance organizations and other health care-related organizations. However, reimbursement by such payers is presently undergoing reform, and there is significant uncertainty at this time how this will affect sales of certain pharmaceutical products. There is possible U.S. legislation or regulatory action affecting, among other things, pharmaceutical pricing and reimbursement, including under Medicaid and Medicare, the importation of prescription drugs that are marketed outside the U.S. and sold at prices that are regulated by governments of various foreign countries.

Medicare, Medicaid and other governmental reimbursement legislation or programs govern drug coverage and reimbursement levels in the United States. Federal law requires all pharmaceutical manufacturers to rebate a percentage of their revenue arising from Medicaid-reimbursed drug sales to individual states.

Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation, rules and regulations designed to contain or reduce the cost of health care. Existing regulations that affect the price of pharmaceutical and other medical products may also change before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any product we develop in the future. In addition, third-party payers are increasingly challenging the price and cost-effectiveness of medical products and services and litigation has been filed against a number of pharmaceutical companies in relation to these issues. Additionally, significant uncertainty exists as to the reimbursement status of newly approved injectable pharmaceutical products. Our products may not be considered cost effective or adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an adequate return on our investment.

WE MAY BE REQUIRED TO DEFEND LAWSUITS OR PAY DAMAGES FOR PRODUCT LIABILITY CLAIMS.

Product liability is a major risk in testing and marketing biotechnology and pharmaceutical products. We may face substantial product liability exposure in human clinical trials and for products that we sell after regulatory approval. We maintain insurance coverage for product liability claims in the aggregate amount of $100 million, including primary and excess coverage, which we believe is reasonably adequate coverage. Product liability claims, regardless of their merits, could exceed policy limits, divert management’s attention and adversely affect our reputation and the demand for these products.

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND RESEARCH AND DEVELOPMENT TEAMS, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

We depend heavily on the principal members of our management and research and development teams, including Dr. Richard Azani, Executive Chairman, and Gisele Matni. Each of the members of the executive management team is employed “at will.” The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

TO BE SUCCESSFUL, WE MUST ATTRACT, RETAIN AND MOTIVATE KEY EMPLOYEES, AND THE INABILITY TO DO SO COULD SERIOUSLY HARM OUR BUSINESS AND OPERATIONS.

To be successful, we must attract, retain and motivate executives and other key employees. We face competition for qualified scientific, technical and other personnel, which may adversely affect our ability to attract and retain key personnel. We also must continue to attract and motivate employees and keep them focused on our strategies and goals.

Risks Related to Our Common Stock

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

Our shares are traded on the OTCBB and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK MAY BE CONSIDERED “A PENNY STOCK” AND MAY BE DIFFICULT FOR YOU TO SELL.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been for much of its trading history and may continue to be less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

COMPLIANCE AND CONTINUED MONITORING IN CONNECTION WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. We are committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changed legal requirements may cause us to incur higher costs as we revise current practices, policies and procedures, and may divert management time and attention from the achievement of revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to uncertainties related to practice, our reputation might be harmed which would could have a significant impact on our stock price and our business. In addition, the ongoing maintenance of these procedures to be in compliance with these laws, regulations and standards could result in significant increase in costs.

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman, President, and Chief Executive Officer controls approximately 36.71% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of January 13, 2011, we had 48,201,677 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Description of Property.

We currently rent an office totaling 10,000 square feet in area and we pay $10,000 in rent on a monthly basis.  The lease expires in January 2012 and the Company has the option to renew for successive one year periods.

Item 3. Legal Proceedings.

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

Item 4. (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock trade on the OTCBB under the symbol “AFLB.OB”.

The following table sets forth the high and low trade information for our common stock for each quarter since the Company changed business plans on July 5, 2010. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price
September 30, 2010	$0.60	$1.23
December 31, 2010	$0.18	$0.87

Holders of the Company’s Common Stock

As of January 13, 2011, a total of 48,201,677 shares of the Company’s common stock are currently outstanding held by approximately 55 shareholders of record.

Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Plan of Operation

A5 Laboratories Inc. is a development stage company specializing in production of natural interferons using a unique technology allowing us to produce interferons for the human and animal health market.  In order to execute our business plan, we need to raise additional capital to avoid the interruption of our current CRO and CRO related software sales operations.

On [enter date], the Company filed a provisory patent with the U.S. Patent office in order to preserve our technology for the production of natural gamma interferons. Over the next 12 months, the Company plans to produce interferon in different research centers worldwide. The Company currently has two research labs engaged to produce interferons using our own technology. The first lab in Europe has finished their work and the results will be published soon. The second lab in North America will start immediately after the publication of the first set of results. Although this technology has been previously tested, the Company is currently focused on producing interferons in different independent laboratories.

After completion of lab scale production of interferons using our technology in North America and with the assurance of repeatability of our technology in various centers, we will begin producing interferon for in vitro testing at our own facility in Montreal.  Simultaneously, we plan to proceed with the necessary regulatory efforts needed in Europe to register our product for veterinary use.  If successful, we plan on introducing the interferon for one species (bovine or porcine).  The Company also hopes to begin clinical trials in United States, including satisfying various FDA requirements, by the end of 2011.

Results of Operation

Our results of operations are summarized below:

	Year Ended September 30, 2010 ($)	Year Ended September 30, 2009 ($)
Revenue	None	None
Expenses	351,790	19,076
Net Loss from Operations	(351,790)	(19,076)
Loss Per Share	(0.01)	(0.00)

Results of Operations for the year ended September 30, 2010

During the year ended September 30, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the years ended September 30, 2010 and 2009 can be summarized as follows:

	For the Year Ended
	September 30,
	2010	2009	Difference
	($)	($)	($)
Professional Fees	31,398	12,717	18,681
Rent	72,581	0.00	72,581
General and administrative	247,811	4,477	243,334

For the year ended September 30, 2010, we incurred a net loss of $351,790. During the same period in 2009 we incurred a net loss of $19,076. Our expenses during the year ended September 30, 2010, consisted of $247,811 in general and administrative expenses, $72,581 in rent and $31,398 in professional fees. Comparatively, our expenses during the year ended September 30, 2009, consisted of $4,477 in general and administrative expenses, $0 in rent and $12,717 in professional fees. General and administrative expenses consist of management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses. Professional fees include legal, accounting and auditing fees. The increase in expenses during the period ended in 2010 was mostly due to the issuance of common stock for services rendered to consultants and legal fees associated with a change of control transaction and associated expenses. In addition, our company located to new premises in Quebec, Canada and incurred rent of $72,581 for the period rent expense is paid to an affiliate of our Chief Executive Officer.

From June 21, 2006 (Inception) to September 30, 2010, our deficit accumulated during the development stage was $408,656.

Liquidity and Capital Resources

As of September 30, 2010 we had cash and cash equivalents of $17,794, other receivables of $34,164, current liabilities of $33,122, and a working capital surplus of $18,836.

For the year ended September 30, 2010, we used net cash of $204,266 in operating activities, compared to net cash of $17,168 spent on operating activities during the same period in 2009. From our inception on June 21, 2006 to September 30, 2010 we used net cash of $256,132 in operating activities.

During the year ended September 30, 2010, we received $362,500 in cash from financing activities compared to $0 for the same period in 2009. From our inception on June 21, 2006 to September 30, 2010 we received $464,500 through financing activities; entirely from the sale of our common shares.

Our cash level increased by $17,794 from inception to September 30, 2010.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans. Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months (beginning September 2010) will be approximately $150,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated Expenses
Description	Completion Date	($)
Legal and accounting fees	12 months	40,000
Due diligence expenses	12 months	60,000
General and administrative expenses	12 months	50,000
Total		150,000

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

•	Level 1 inputs: Quoted prices for identical instruments in active markets.

•
Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 inputs: Instruments with primarily unobservable value drivers.

At September 30, 2010, the fair value of financial instruments measured on a recurring basis includes cash and cash equivalents, determined based on level one inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for receivables and accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

Income Taxes

Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under ASC 740-10-25, recognition and measurement of uncertain income tax positions is required using a “more likely than not” approach. Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2010, no additional accrual for income taxes is necessary.

Foreign Currency Transactions

Foreign currency transactions are translated at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages 1 through 16 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure other than those matters disclosed on Form 8-K for the year ended September 30, 2010.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 30, 2010. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Richard Azani	52	President, Chief Executive Officer, Chief Financial Officer, Director	March 2010
Gisele Matni	47	Director and Vice President of Operations	August 2010

The Company’s directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

Richard Azani, age 52, President, Chief Executive Officer, Chief Financial Officer, Director

Richard Azani has been the president and chief executive officer of Vida nutra pharma since 2003.  From 1996 to 2006 Richard was the president and chief executive officer of Actilab Pharma Inc. and from 1994 to 1996 was the vice-president of Analex Laboratory.

Richard Azani received his B.Sc in Biochemistry and Analytical Chemistry and his M.Sc in Structural determination of protein using N.M.R. and X-Ray at the University of Toulouse – France.  Mr. Azani also received his Ph.D at the University of Toulouse – France and his Post-Doctorate at McGill University – Montreal Canada.

Gisele Matni, age 47, Vice President of Operations and Director

Dr. Matni holds a doctorate in Pharmacy, a master degree in Biochemistry from University of Montreal and a Ph.D. in Analytical chemistry from McGill University.

Dr. Matni brings over 15 years experience in management of pharmaceutical and biotechnology related projects, including in-vitro potency analysis of therapeutic proteins. In addition she has extensive knowledge in identification, specification, extraction, separation and analyses of actives proteins from various source of materials and pharmaceutical drugs.

Dr. Matni has held research scientist positions at Environment Canada where in 1996 she worked on Microwave-Assisted Process technology. From 1997 to 2005 Dr. Matni held a senior management position at Actilab Pharma as director of laboratory operations, quality control/quality assurance of pharmaceutical analyses. Dr. Matni’s experience and education in pharmaceutical and biotechnology industry are the reasons the Company appointed her to its board of directors.

Dr. Matni will remain the Company’s director and Vice President of Operations until the next annual meeting of the Company’s shareholders at which directors will be voted on or until the Company’s board of directors appoints her replacement. Dr. Matni is the spouse of Dr. Azani, our director and President. During the last five years Dr. Matni has not held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.

Family Relationships

Richard Azani and Gisele Matni are husband and wife.

Subsequent Executive Relationships

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.  None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Item 11.  Executive Compensation.

The table below lists the aggregate amount of payments that were made to executive officers during the year ended September 30, 2010.

	Fees			Non-
	Earned			Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Comp.	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)(1)	Total ($)

Richard Azani	$9,378.14	-	-	-	-	-	$9,378.14
Gisele Matni	$7,024.47	-	-	-	-	-	$7,024.47

Director Compensation

The table below lists the aggregate amount of payments that were made to directors during the year ended September 30, 2010.

Non-
	Fees			Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Comp.	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)(1)	Total ($)

Richard Azani	-	-	-	-	-	-	-
Gisele Matni	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 30, 2010, our authorized capitalization was 200,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001. As of September 30, 2010, there were 48,201,677 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of September 30, 2010, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class
Common	Richard Azani, Chairman. Chief Executive Officer, Chief Financial Officer	19,000,000	39.42%
Common	Gisele Matni, Vice President of Operations, Director	0	0%

	All officers and directors as a group (2 persons)	19,000,000	39.42%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Securities

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001 (none of which are issued and outstanding).

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any directors. Holders of common stock are entitled to receive dividends, if and when declared by the board of directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of common stock is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of preferred stock, if any, and any other restrictions, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on common stock.

Item 13. Certain Relationships and Related Transactions.

The Company is currently a party to a sublease agreement with Vida Nutra Pharma, Inc., a company controlled by Richard Azani, the Company’s Chief Executive Officer.  The sublease pertains to the office space the Company currently occupies (See Item 3).

Director Independence

The common stock of the Company trades on the OTCBB, aquotation system which currently does not have director independence requirements.   As of September 30, 2010, none of the Company’s directors were considered to be “independent.”

Item 14.  Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Berman & Co. for professional services rendered for the audit of our annual financial statements for the year ended September 30, 2010, were approximately $8,500.

Aggregate fees billed by Saturna Group Chartered Accountants, LLP, for professional services rendered for review of our financial statements included in Form 10-Q for the year ended September 30, 2010, was approximately $3,981.60.

Aggregate fees billed by Seale & Beers, CPA’s, LLC, for professional services rendered for review of our financial statements included in Form 10-Q for the year ended September 30, 2010, was approximately $4,650.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the year ended September 30, 2010.

c. Tax Fees: Aggregate fees billed by Berman & Co. for tax services for the year ended September 30, 2010, were approximately $0.

d. All Other Fees: Aggregate fees billed for professional services other than those described above were approximately $28,224 in the year ended September 30, 2010.

Item 15. Exhibits.

(a) The following documents are filed as a part of this Report.

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer*

32.1	Certification pursuant to 18 USC, section 1350 of Principal Executive Officer*

32.2	Certification pursuant to 18 USC, section 1350 of Principal Accounting Officer*

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A5 LABORATORIES INC.

Dated: January 13, 2011	By:	/s/ Richard Azani
Richard Azani Chief Executive Officer
(Principal Executive Officer)

Dated: January 13, 2011	By:	/s/ Richard Azani
Richard Azani
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Azani	Chief Executive Officer, Chief Financial Officer, President, Director	January 13, 2011
Richard Azani

/s/Gisele Matni	Director, Vice President of Operations	January 13, 2011
Gisele Matni

INDEX TO FINANCIAL STATEMENTS

A5 Laboratories, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2010

CONTENTS

Page(s)
Report of Independent Registered Public Accounting Firm	1

Balance Sheets – As of September 30, 2010 and 2009	2

Statements of Operations –
Years Ended September 30, 2010 and 2009, and
from June 21, 2006 (Inception) to September 30, 2010	3

Statement of Stockholders’ Equity –
Years Ended September 30, 2010 and 2009, and
from June 21, 2006 (Inception) to September 30, 2010	4

Statements of Cash Flows –
Years Ended September 30, 2010 and 2009, and
from June 21, 2006 (Inception) to September 30, 2010	5

Notes to Financial Statements	6 - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
A5 Laboratories, Inc.

We have audited the accompanying balance sheet of A5 Laboratories, Inc. as of September 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, and for the period from June 21, 2006 (inception) to September 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of A5 Laboratories, Inc. as of September 30, 2009, were audited by other auditors whose report dated December 7, 2009, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A5 Laboratories, Inc. as of September 30, 2010, and the results of its operations and its cash flows for the period from June 21, 2006 (inception) to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $351,790 and net cash used in operations of $204,266 for the year ended September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
January 12, 2011

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	September 30, 2009
Assets

Current Assets
Cash	$17,794	$50,134
Other receivables	34,164	-
Total Current Assets	51,958	50,134

Property & Equipment	1,565,805	-

Total Assets	$1,617,763	$50,134

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$33,122	$5,000
Total Current Liabilities	33,122	5,000

Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 47,739,177 and 45,500,000 shares issued and outstanding	47,739	45,500
Additional paid-in capital	1,948,637	56,500
Deficit accumulated during the development stage	(408,656)	(56,866)
Accumulated other comprehensive loss	(3,079)	-

Total Stockholders' Equity	1,584,641	45,134

Total Liabilities and Stockholders' Equity	$1,617,763	$50,134

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations

			June 21, 2006
	Year Ended September 30,		(Inception) to
	2010	2009	September 30, 2010

General and administrative	$351,790	$19,076	$408,656

Net Loss	$(351,790)	$(19,076)	$(408,656)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	45,934,427	45,500,000	40,857,737

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Years Ended September 30, 2010 and 2009

			Additional	Deficit Accumulated	Accumulated	Total
	Common Stock, $0.001 Par Value		Paid In	During the	Other Comprehensive	Stockholders'
	Shares	Amount	Capital	Development Stage	Loss	Equity

Proceeds from the issuance of common stock - founder ($0.0005/share)	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Proceeds from the issuance of common stock - founders ($0.001/share)	15,000,000	15,000	-	-	-	15,000

Net loss for the period from June 21, 2006 (Inception) to September 30, 2006	-	-	-	(2,631)	-	(2,631)

Balance - September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	-	17,369

Proceeds from the issuance of common stock ($0.004/share)	20,500,000	20,500	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	(16,960)	-	(16,960)

Balance - September 30, 2007	45,500,000	45,500	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	(18,199)	-	(18,199)

Balance - September 30, 2008	45,500,000	45,500	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	(19,076)	-	(19,076)

Balance - September 30, 2009	45,500,000	45,500	56,500	(56,866)	-	45,134

Proceeds from the issuance of common stock ($0.65/share)	250,000	250	162,250	-	-	162,500

Proceeds from the issuance of common stock ($0.80/share)	250,000	250	199,750	-	-	200,000

Common stock issued for consulting services ($0.80/share)	20,000	20	15,980	-	-	16,000

Common stock issued for consulting services ($0.90/share)	150,000	150	134,850	-	-	135,000

Common stock issued to acquire software ($0.88/share)	1,569,177	1,569	1,379,307	-	-	1,380,876

Net loss for the year ended September 30, 2010	-	-	-	(351,790)	-	(351,790)
Translation loss	-	-	-	-	(3,079)	(3,079)
Accumulated other comprehensive loss	-	-	-	-	-	(354,869)

Balance - September 30, 2010	47,739,177	$47,739	$1,948,637	$(408,656)	$(3,079)	$1,584,641

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows

				June 21, 2006
	Year Ended September 30,			(Inception) to
	2010	2009		September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,790)		$(19,076)	$(408,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,566		-	2,566
Share based payments	151,000		-	151,000
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Other receivables	(34,164)		-	(34,164)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	28,122		1,908	33,122
Net Cash Used In Operating Activities	(204,266)		(17,168)	(256,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(187,495)		-	(187,495)
Net Cash Used in Investing Activities	(187,495)		-	(187,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	362,500		-	464,500
Net Cash Provided By Financing Activities	362,500		-	464,500

Net Increase (Decrease) in Cash	(29,261)		(17,168)	20,873

Effect of Exchange Rate on Cash	(3,079)		-	(3,079)

Cash - Beginning of Period/Year	50,134		67,302	-

Cash - End of Period/Year	$17,794		$50,134	$17,794

SUPPLEMENTARY CASH FLOW INFORMATION:	-
Cash paid during the period/year for:
Income taxes	$-	$		$-
Interest	$-	$		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to acquire software	$1,380,876		$-	$1,380,876

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories Inc., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, the Company changed its name to A5 Laboratories Inc. and is based in Lachine Quebec, Canada.

The Company intends to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to implementing the business plan and raising capital. The Company is still in its development stage.

The Company’s fiscal year end is September 30.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates for the years ended September 30, 2010 and 2009, and assumptions affect, among others, the following:

●estimated carrying value, useful lives and related impairment of property and equipment;
●estimated valuation allowance for deferred tax assets, due to continuing losses; and
●estimated fair value of share based payments

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2010 and 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2010 and 2009, there were no balances that exceeded the federally insured limit.

Property and Equipment

Property and equipment (including related party purchases) is stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful lives. Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized when deemed material.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.
Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the years ended September 30, 2010 and 2009.

Earnings per share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Warrants	250,000	-

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At September 30, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.
Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, other receivables, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.
Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

Foreign Currency Transactions

The Company’s functional currency is the Canadian Dollar.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
(ii)	Equity at historical rates; and
(iii)	Revenue and expense items at the average exchange rate prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss).  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

No significant realized exchange gains or losses were recorded from June 21, 2006 (Inception) to September 30, 2010.

Comprehensive Income (Loss)

ASC Topic No. 220, “Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  Comprehensive income or loss is comprised of net earnings or loss and other comprehensive income or loss, which includes certain changes in equity, excluded from net earnings, primarily foreign currency translation adjustments.

Foreign Country Risks

The Company may be exposed to certain risks as its operations are being conducted in Canada.  These include risks associated with, among others, the political, economic and legal environment, as well as foreign currency exchange risk.  The Company’s results may be adversely affected by change in the political and social conditions in Canada due to governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation, among other things.  The Company does not believe these risks to be significant, and no such losses have occurred in the current or prior years because of these factors.  However, there can be no assurance those changes in political and other conditions will not result in any adverse impact in future periods.

Reclassifications

Certain amounts in the year 2009 financial statements have been reclassified to conform to the year 2010 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Recent Accounting Pronouncements

In January 2010, FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $351,790 and net cash used in operations of $204,266 for the year ended September 30, 2010.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Note 3 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2010, the Company classified the fair value of software acquired in exchange for stock issued as level 2. The fair value of this asset is $1,380,876.

The Company has no instruments that require additional disclosure for September 30, 2009.

Note 4 Other Receivables

As of September 30, 2010, the Company has receivables of $34,164 for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and has submitted a request with the Canadian Revenue Agency to be reimbursed. The Company expects reimbursement during fiscal 2011.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Note 5 Property and Equipment

Property and equipment consists of the following:
			Estimated
	September 30, 2010	September 30, 2009	Useful Lives

Computer equipment	$11,057	$-	5
Lab equipment	81,705	-	10
Leasehold improvements	94,733	-	*
Software development	1,380,876	-	3
	1,568,371	-
Less: Accumulated depreciation	(2,566)	-
Property and equipment - net	$1,565,805	$-

*The lesser of the estimated useful life, or the life of the operating lease.

The leasehold improvements were not completed at September 30, 2010, and the Company may incur additional costs in order to complete these improvements.  The Company expects to place the leasehold improvements in service during fiscal 2011.

The Company purchased $79,765 from an entity controlled by the Company’s Chief Executive Officer during 2010.

See Note 7 for software purchase.

Note 6 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $231,000 at September 30, 2010, expiring through 2030. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Significant deferred tax assets at September 30, 2010 and 2009 are approximately as follows:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforwards	$(79,000)	$(19,900)
Total deferred tax assets	79,000	19,900
Less: valuation allowance	(79,000)	(19,900)
Net deferred tax asset recorded	$-	$-

The valuation allowance at September 30, 2009 was approximately $79,000. The net change in valuation allowance during the year ended September 30, 2010 was an increase of approximately $59,100.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2010.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2010 and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2010	2009

Expected tax expense (benefit) – Federal	$(110,400)	$(6,900)
Non-deductible stock compensation	51,300	-
Change in valuation allowance	59,100	6,900
Actual tax expense (benefit)	$-	$-

The Company is also required to file tax returns pursuant to the Rules and Regulations of Canada.

Note 7 Stockholders’ Equity

Stock issued in 2010

On March 9, 2010, the Board authorized a 10 for 1 forward split of its common stock effective April 8, 2010. Each stockholder of record on April 7, 2010 received ten new shares of the Company’s $0.001 par value stock for every one old share outstanding. The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

On June 3, 2010, the Company issued 250,000 shares of common stock for $162,500 ($0.65/share).

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

On July 20, 2010, the Company issued 1,569,177 shares of common stock, having a fair value of $1,380,876 ($0.88/share), based upon the closing trading price, to acquire software from an affiliate of the Company’s Chief Executive Officer.

On July 30, 2010, the Company issued 125,000 shares of common stock for $100,000 ($0.80/share). In addition, the stockholder received a 2 year warrant for 125,000 shares with an exercise price of $1.20.

On August 18, 2010, the Company issued 125,000 shares of common stock for $100,000 ($0.80/share). In addition, the stockholder received a 2 year warrant for 125,000 shares with an exercise price of $1.20.

On August 23, 2010, the Company issued 20,000 shares of common stock to a consultant, having a fair value of $16,000 ($0.80/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

On September 17, 2010, the Company issued 150,000 shares of common stock to a consultant, having a fair value of $135,000 ($0.90/share), based upon the closing trading price.  At September 30, 2010, the Company expensed this stock issuance as a component of general and administrative expense.

Stock issued in 2007

During 2007, the Company issued 20,500,000 shares of common stock for $82,000 ($0.004/share).

Stock issued in 2006

On June 21, 2006 (Inception), the Company issued 10,000,000 shares of common stock for $5,000 ($0.0005/share) to directors and officers of the Company.

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2010 and 2009:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2009	-	-
Granted	250,000	$1.20
Forfeited/Cancelled	-	-
Exercised	-	-
Balance – September 30, 2010 - outstanding	250,000	$1.20	1.92 – 1.94	$-
Balance – September 30, 2010 - exercisable	250,000	$1.20	1.92 – 1.94	$-

Note 8 Commitments and Contingencies

(A)	Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(B)	Operating Lease – Related Party

The Company has subleased office space from a company controlled by the Company’s Chief Executive Officer for a term of two years through March 31, 2012.
Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following minimum lease payments are presented using the translation rate as of September 30, 2010:

2011	$175,000
2012	44,000
Total minimum lease payments	$219,000

Rent expense for the years ended September 30, 2010 and 2009 was $72,580 and $0, respectively.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

Note 9 Subsequent Events

On November 12, 2010, the Company issued 156,250 shares of common stock for $50,000 ($0.32/share).

On December 12, 2010, the Company issued 156,250 shares of common stock for $50,000 ($0.32/share).

On December 15, 2010, the Company issued 150,000 shares of common stock to a consultant, having a fair value of $51,000 ($0.34/share), based upon the closing trading price.  The Company expensed this stock issuance as a component of general and administrative expense.

