Form 10-K/A
period 2010-09-30
A5 Laboratories Inc.
filed 2011-01-20
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 19, 2011, based on a closing price of $0.21 was approximately $6,132,352.17.   As of January 19, 2011, the registrant had 48,201,677 shares of its common stock, par value $0.001 per share, outstanding.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman, President, and Chief Executive Officer controls approximately 39.42% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of January 19, 2011, we had 48,201,677 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Holders of the Company’s Common Stock

As of January 19, 2011, a total of 48,201,677 shares of the Company’s common stock are currently outstanding held by approximately 55 shareholders of record.

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

A5 LABORATORIES INC.

Dated: January 20, 2011	By:	/s/ Richard Azani
Richard Azani Chief Executive Officer
(Principal Executive Officer)

Dated: January 20, 2011	By:	/s/ Richard Azani
Richard Azani
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Azani	Chief Executive Officer, Chief Financial Officer, President, Director	January 20, 2011
Richard Azani

/s/Gisele Matni	Director, Vice President of Operations	January 20, 2011
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

Such estimates for the years ended September 30, 2010 and 2009, and assumptions affect, among others, the following:

•estimated carrying value, useful lives and related impairment of property and equipment;
•estimated valuation allowance for deferred tax assets, due to continuing losses; and
•estimated fair value of share based payments

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

