Form 10-Q
period 2010-12-31
A5 Laboratories Inc.
filed 2011-02-22
CIK 1381054

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138927

A5 LABORATORIES INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-5277531
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10300 Chemin Core de Liesse
Lachina, Quebec, H8T 1A3
(Address of principal executive offices)

(514) 420-0333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of February 22, 2011, there were 48,051,677 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets

Current Assets
Cash	$818	$17,794
Other receivables	47,708	34,164
Prepaid expenses	13,862	—
Total Current Assets	62,388	51,958

Property & Equipment	1,490,622	1,565,805

Total Assets	$1,553,010	$1,617,763

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$27,168	$33,122
Notes payable - related party	24,360	—
Total Current Liabilities	51,528	33,122

Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
48,051,677 and 47,739,177 shares issued and outstanding	48,052	47,739
Additional paid-in capital	2,048,324	1,948,637
Deficit accumulated during the development stage	(590,905)	(408,656)
Accumulated other comprehensive loss	(3,989)	(3,079)

Total Stockholders' Equity	1,501,482	1,584,641

Total Liabilities and Stockholders' Equity	$1,553,010	$1,617,763

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			June 21, 2006
	Three Months Ended December 31,		(Inception) to
	2010	2009	December 31, 2010

General and administrative expenses	$182,249	$3,533	$590,905

Net Loss	$(182,249)	$(3,533)	$(590,905)

Net loss per common share - basic and diluted	(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	47,905,617	45,500,000	41,251,904

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
				June 21, 2006
	Three Months Ended December 31,			(Inception) to
	2010	2009		December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,249)		$(3,533)	$(590,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118,902		—	121,468
Share based payments	—		—	151,000
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Other receivables	(13,544)		—	(47,708)
Prepaid expenses	(13,862)		—	(13,862)
Increase/(Decrease) in:
Accounts payable and accrued liabilities	(5,954)		(1,980)	27,168
Net Cash Used In Operating Activities	(96,707)		(5,513)	(352,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(43,719)		—	(231,214)
Net Cash Used in Investing Activities	(43,719)		—	(231,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	24,360		—	24,360
Proceeds from issuance of common stock	100,000		—	564,500
Net Cash Provided By Financing Activities	124,360		—	588,860

Net Increase (Decrease) in Cash	(16,066)		(5,513)	4,807

Effect of Exchange Rate on Cash	(910)		—	(3,989)

Cash - Beginning of Period	17,794		50,134	—

Cash - End of Period	$818		$44,621	$818

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Income taxes	$—	$		$—
Interest	$—	$		$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to acquire software	$—		$—	$1,380,876

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2010 and 2009.  The interim results for the period ended December 31, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories, Inc., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, the Company changed its name to A5 Laboratories, Inc. and is based in Lachine Quebec, Canada.

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

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Such estimates for the period ended December 31, 2010 and 2009, and assumptions affect, among others, the following:

●estimated carrying value, useful lives and related impairment of property and equipment;
●estimated valuation allowance for deferred tax assets, due to continuing losses; and
●estimated fair value of share based payments.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the period ended December 31, 2010 and the year ended September 30, 2010.

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

The Company had the following potential common stock equivalents at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Warrants	250,000	—

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

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

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, other receivables, accounts payable and accrued expenses, approximate fair value due to the relatively short period to maturity for these instruments.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the statement of operations, depending on the nature of the services provided.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

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

No significant realized exchange gains or losses were recorded from June 21, 2006 (Inception) to December 31, 2010.

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

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Reclassifications

Certain amounts in the year 2009 financial statements have been reclassified to conform to the year 2010 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In January 2010, FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $182,249 and net cash used in operations of $96,707 for the three months ended December 31, 2010.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 4 Fair Value

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

At December 31, 2010, the Company classified the fair value of software acquired in exchange for stock issued as level 2. The fair value of this asset is $1,380,876.

The Company has no instruments that require additional disclosure for December 31, 2010.

Note 5 Other Receivables

As of December 31, 2010, the Company has receivables of $47,708 for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and has submitted a request with the Canadian Revenue Agency to be reimbursed. The Company expects reimbursement during fiscal 2011.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	December 31, 2010	Estimated Useful Lives

Office equipment	$14,056	5
Lab equipment	106,062	10
Leasehold improvements	111,096	*
Software development	1,380,876	3
	1,612,090
Less: Accumulated depreciation/amortization	(121,468)
Property and equipment - net	$1,490,622

*The lesser of the estimated useful life, or the life of the operating lease.

The leasehold improvements were not completed at December 31, 2010, and the Company may incur additional costs in order to complete these improvements.  The Company expects to place the leasehold improvements in service during fiscal 2011.

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s Chief Executive Officer during fiscal years ended 2011 and 2010 as follows:

2010	$79,765
2011	24,357
$104,122

See Note 7 for software purchase.

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
December 31, 2010
(Unaudited)

On July 20, 2010, the Company issued 1,569,177 shares of common stock, having a fair value of $1,380,876 ($0.88/share), based upon the closing trading price, to acquire software from an affiliate of the Company’s Chief Executive Officer.

On July 30, 2010, the Company issued 125,000 shares of common stock for $100,000 ($0.80/share). In addition, the stockholder received a 2-year warrant for 125,000 shares with an exercise price of $1.20.

On August 18, 2010, the Company issued 125,000 shares of common stock for $100,000 ($0.80/share). In addition, the stockholder received a 2-year warrant for 125,000 shares with an exercise price of $1.20.

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

On December 2, 2010, the Company issued 156,250 shares of common stock for $50,000 ($0.32/share).

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

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2010 and 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2010	250,000	$1.20
Granted	—	—
Forfeited/Cancelled	—	—
Exercised	—	—
Balance – December 31, 2010 - outstanding	250,000	$1.20	1.79 – 1.82	$—
Balance – December 31, 2010 - exercisable	250,000	$1.20	1.79 – 1.82	$—

Note 8 Commitments and Contingencies

(A)	Contingencies

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

Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following minimum lease payments are presented using the translation rate as of December 31, 2010:

2011	$175,000
2012	44,000
Total minimum lease payments	$219,000

Rent expense for the three months ended December 31, 2010 and 2009 was $44,249 and $0, respectively.

A5 Laboratories, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

Note 9 Notes Payable – Related Party

On October 22, 2010, the Company executed a note payable with its Chief Executive Officer for approximately $25,000.  The note is non-interest bearing, unsecured, and due on demand.

Note 10 Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 22, 2011 and determined there are no other events that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Plan of Operation

A5 Laboratories, Inc. is a development stage company specializing in production of natural interferons using a unique technology that allows the Company to produce interferons for the human and animal health market.  In order to execute our business plan, we need to raise additional capital to avoid the interruption of our current Custom Research Organization (CRO) and CRO related software sales operations.

On August 2, 2010, the Company filed a provisory patent with the U.S. Patent office in order to preserve our technology for the production of natural gamma interferons. Over the next 12 months, the Company plans to produce interferon in different research centers worldwide. The Company currently has two research labs engaged to produce interferons using our own technology. The first lab in Europe has finished their work and the results will be published in the next fiscal quarter. The second lab in North America will being testing immediately after the publication of the first set of results. Although this technology has previously been tested, the Company is currently focused on producing interferons in different independent laboratories.

After completion of lab scale production of interferons using our technology in North America and with the assurance of repeatability of our technology in various centers, we will begin producing interferons for in vitro testing at our own facility in Montreal.  Simultaneously, we plan to proceed with the necessary regulatory efforts needed in Europe to register our product for veterinary use.  If successful, we plan on introducing the interferon for one species (bovine or porcine).  The Company also hopes to begin clinical trials in United States, including satisfying various FDA requirements, by the end of 2011.

Results of Operations

Our results of operations are summarized below:

	Period Ended December 31, 2010($)	Period Ended December 31, 2009($)
Revenue	0.00	0.00
Expenses	182,249	3,533
Net Loss from Operations	(182.249)	(3,533)
Loss Per Share	(0.00)	(0.00)

Results of Operations for the three months ended December 31, 2010

During the three months ended December 31, 2010, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended December 31, 2010 and 2009 can be summarized as follows:

	For the Three Months Ended
	December 31,
	2010	2009	Difference
	($)	($)	($)
Professional Fees	1,866	3,470	(1,604)
Rent	44,249	-	44,249
General and administrative	136,134	63	136,071

For the three months ended December 31, 2010, we incurred a net loss of $182,249. During the same period in 2009, we incurred a net loss of $3,533. Our expenses during the three months ended December 31, 2010, consisted of $136,134 in general and administrative expenses, $44,249 in rent and $1,866 in professional fees. Comparatively, our expenses during the three months ended December 31, 2009, consisted of $63 in general and administrative expenses, and $3,470 in professional fees. General and administrative expenses consist of management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses. Professional fees include legal, accounting and auditing fees. The increase in expenses during the period ended in 2010 was mostly due to depreciation related to the acquisition of software from an affiliate of the Company’s Chief Executive Officer. In addition, our company located to new premises in Quebec, Canada and incurred rent of $44,249. Rent expense is paid to an affiliate of our Chief Executive Officer.

From June 21, 2006 (Inception) to December 31, 2010, our deficit accumulated during the development stage was $590,905.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $818, other receivables of $47,708, prepaid expenses of $13,862, current liabilities of $51,528, and a working capital surplus of $10,860.

For the three months ended December 31, 2010, we used net cash of $96,707 in operating activities, compared to net cash of $5,513 spent on operating activities during the same period in 2009. From our inception on June 21, 2006 to December 31, 2010, we used net cash of $352,839 in operating activities.

For the three months ended December 31, 2010, we used net cash of $43,719 in investing activities, compared to $0 for the same period in 2009. From our inception on June 21, 2006 to December 31, 2010, we used net cash of $231,214 in investing activities.

During the three months ended December 31, 2010, we received $124,360 in cash from financing activities compared to $0.00 for the same period in 2009. From our inception on June 21, 2006 to December 31, 2010, we received $588,860 through financing activities from the sale of our common shares and related party loans.

Our cash level increased by $818 from inception to December 31, 2010.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans. Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $300,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated Expenses
Description	Completion Date	($)
Legal and accounting fees	12 months	40,000
Due diligence expenses	12 months	60,000
General and administrative expenses	12 months	200,000
Total		300,000

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

Income Taxes

Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under ASC 740-10-25, recognition and measurement of uncertain income tax positions is required using a “more likely than not” approach. Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2010, no additional accrual for income taxes is necessary.

Foreign Currency Transactions

Foreign currency transactions are translated at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate controls over financial reporting. The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of December 31, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of December 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of December 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of December 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2010, as filed with the SEC on January 20, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended December 31, 2010, that were not otherwise disclosed on a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(d) Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the PrincipalAccounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
A5 LABORATORIES, INC.

Date: February 22, 2011	By:	/s/ Richard Azani
Name: Richard Azani
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2011	By:	/s/ Richard Azani
Name: Richard Azani
Title: Chief Financial Officer (Principal Accounting Officer)