Form 10-K/A
period 2010-09-30
A5 Laboratories Inc.
filed 2011-03-25
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amend No. 2

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2011, based on a closing price of $0.11 was approximately $3,195,684.40.   As of March 24, 2011, the registrant had 48,051,677 shares of its common stock, par value $0.001 per share, outstanding.

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

Employees

As of March 24, 2011, we had 4 employees, with all of them being engaged on a full time basis.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman, President, and Chief Executive Officer controls approximately 39.54% of its current outstanding shares of voting common stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of March 24, 2011, we had 48,051,677 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Holders of the Company’s Common Stock

As of March 24, 2011, a total of 48,051,677 shares of the Company’s common stock are currently outstanding held by approximately 55 shareholders of record.

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

Results of Operation

Our results of operations are summarized below:

	Year Ended September 30, 2010($)	Year Ended September 30, 2009($)
Revenue	None	None
Expenses	351,790	19,076
Net Loss from Operations	(351,790)	(19,076)
Loss Per Share	(0.01)	(0.00)

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2010.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at a reasonable assurance level.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the SEC.

•
As of September 30, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class
Common	Richard Azani, Chairman. Chief Executive Officer, Chief Financial Officer	19,000,000	39.54%
Common	Gisele Matni, Vice President of Operations, Director	0	0%

	All officers and directors as a group (2 persons)	19,000,000	39.54%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.

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

A5 LABORATORIES INC.

Dated: March 25, 2011	By:	/s/ Richard Azani
Richard Azani Chief Executive Officer
(Principal Executive Officer)

Dated: March 25, 2011	By:	/s/ Richard Azani
Richard Azani
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Azani	Chief Executive Officer, Chief Financial Officer, President, Director	March 25, 2011
Richard Azani

/s/Gisele Matni	Director, Vice President of Operations	March 25, 2011
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

