Form 10-K/A
period 2010-09-30
A5 Laboratories Inc.
filed 2011-05-05
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amend No. 3

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2010, based on a closing price of $1.10, was approximately $29,150,000.   As of May 2, 2011, the registrant had 48,051,677 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This amendment (Amendment No. 3) to the Annual Report on Form 10-K/A for the year ended September 30, 2010 (the “Annual Report”), of A5 Laboratories Inc., is being furnished to (i) revise Item. 9A Controls and Procedures, in order to provide the full disclosure required by Item 307 and 308 of Regulation S-K and (ii) provide certifications with updated dates.  No other Items of the Annual Report were affected by the change.  As a result, they have been omitted from this Amendment No. 3.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of September 30, 2010.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of September 30, 2010.  Management’s assessment identified the following material weaknesses:

•
As of September 30, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are included in the Amendment No.3 to our Annual Report on Form 10-K:

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

A5 LABORATORIES INC.

Dated: May 5, 2011	By:	/s/ Richard Azani
Richard Azani Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Azani	Chief Executive Officer, Chief Financial Officer, President, Director	May 5, 2011
Richard Azani

/s/ Gisele Matni	Director, Vice President of Operations	May 5, 2011
Gisele Matni