Form 10-Q
period 2011-03-31
A5 Laboratories Inc.
filed 2011-05-23
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 23, 2011, there were 48,051,677 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

INDEX TO FINANCIAL STATEMENTS

A5 Laboratories, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2011
(Unaudited)

CONTENTS

Page(s)

Balance Sheets – As of March 31, 2011 (unaudited) and
September 30, 2010	5

Statements of Operations –
Three and Six Months Ended March 31, 2011 and 2010, and from
June 21, 2006 (Inception) to March 31, 2011 (unaudited)	6

Statement of Stockholders’ Deficit –
Six Months Ended March 31, 2011 and 2010, and from
June 21, 2006 (Inception) to March 31, 2011 (unaudited)	7

Statements of Cash Flows –
Six Months Ended March 31, 2011 and 2010, and from
June 21, 2006 (Inception) to March 31, 2011 (unaudited)	8

Notes to Financial Statements (unaudited)	9 - 16

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)

Assets

Current Assets
Cash	$31,794	$17,794
Other receivables	64,767	34,164
Total Current Assets	96,561	51,958

Debt issue costs – net	48,929	-

Property & Equipment	1,430,290	1,565,805

Total Assets	$1,575,780	$1,617,763

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$61,550	$33,122
Accrued interest payable	1,775	-
Notes payable - related party	27,101	-
Convertible debt - net of debt discount	7,411	-
Derivative liabilities	1,251,582	-
Total Current Liabilities	1,349,419	33,122

Stockholders' Equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,051,677 and 47,739,177 shares issued and outstanding	48,052	47,739
Additional paid-in capital	2,102,347	1,948,637
Deficit accumulated during the development stage	(1,915,360)	(408,656)
Accumulated other comprehensive loss	(8,678)	(3,079)

Total Stockholders' Equity	226,361	1,584,641

Total Liabilities and Stockholders' Equity	$1,575,780	$1,617,763

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					June 21, 2006
	Three Months Ended March 31,		Six Months Ended March 31,		(Inception) to
	2011	2010	2011	2010	March 31, 2011

General and administrative expenses	$334,590	$15,150	$516,842	$18,863	$925,498

Loss from Operations	(334,590)	(15,150)	(516,842)	(18,863)	(925,498)

Other Income (Expenses)
Interest expense	(11,158)	-	(11,158)	-	(11,158)
Derivative expense	(1,196,045)	-	(1,196,045)	-	(1,196,045)
Change in fair value of derivative liabilities	217,341	-	217,341	-	217,341
Total Other Expense	(989,862)	-	(989,862)	-	(989,862)

Net Loss	$(1,324,452)	$(15,150)	$(1,506,704)	$(18,863)	$(1,915,360)

Net loss per common share - basic and diluted	(0)	(0.00)	(0.01)	(0.00)	(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	48,051,677	45,500,000	47,977,845	45,500,000	41,604,630

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
Period from June 21, 2006 (Inception) to March 31, 2011

			Additional	Deficit Accumulated		Total
	Common Stock, $0.001 Par Value		Paid In	During the	Accumulated	Stockholders'
	Shares	Amount	Capital	Development Stage	Other Comprehensive Loss	Equity

Proceeds from the issuance of common stock - founder ($0.0005/share)	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Proceeds from the issuance of common stock - founders ($0.001/share)	15,000,000	15,000	-	-	-	15,000

Net loss for the period from June 21, 2006 (Inception) to September 30, 2006	-	-	-	(2,631)	-	(2,631)

Balance - September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	-	17,369

Proceeds from the issuance of common stock ($0.004/share)	20,500,000	20,500	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	(16,960)	-	(16,960)

Balance - September 30, 2007	45,500,000	45,500	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	(18,199)	-	(18,199)

Balance - September 30, 2008	45,500,000	45,500	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	(19,076)	-	(19,076)

Balance - September 30, 2009	45,500,000	45,500	56,500	(56,866)	-	45,134

Proceeds from the issuance of common stock ($0.65/share)	250,000	250	162,250	-	-	162,500

Proceeds from the issuance of common stock ($0.80/share)	250,000	250	199,750	-	-	200,000

Common stock issued for consulting services ($0.80/share)	20,000	20	15,980	-	-	16,000

Common stock issued for consulting services ($0.90/share)	150,000	150	134,850	-	-	135,000

Common stock issued to acquire software ($0.88/share)	1,569,177	1,569	1,379,307	-	-	1,380,876

Net loss for the year ended September 30, 2010	-	-	-	(351,790)	-	(351,790)
Translation loss	-	-	-	-	(3,079)	(3,079)
Accumulated other comprehensive loss	-	-	-	-	-	(354,869)

Balance - September 30, 2010	47,739,177	47,739	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the issuance of common stock ($0.32/share)	312,500	313	99,688	-	-	100,000

Warrants - debt issue costs	-	-	26,901	-	-	26,901

Debt discount - OID	-	-	27,122	-	-	27,122

Net loss for the six months ended March 31, 2011	-	-	-	(1,506,704)	-	(1,506,704)
Translation loss	-	-	-	-	(5,599)	(5,599)
Accumulated other comprehensive loss	-	-	-	-	-	(1,512,303)

Balance - March 31, 2011 - Unaudited	48,051,677	$48,052	$2,102,347	$(1,915,360)	$(8,678)	$226,361

See accompanying notes to financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

				June 21, 2006
	Six Months Ended March 31,			(Inception) to
	2011	2010		March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,506,704)		$(18,863)	$(1,915,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236,219		-	238,785
Share based payments	-		-	151,000
Amortization of debt discount and debt issue costs	9,383		-	9,383
Derivative expense	1,196,045		-	1,196,045
Change in fair value of derivatives liabilities	(217,341)		-	(217,341)
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Other receivables	(30,603)		-	(64,767)
Prepaid expenses	-		(28,860)	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	28,428		(2,591)	61,550
Accrued interest payable	1,775		-	1,775
Net Cash Used In Operating Activities	(282,798)		(50,314)	(538,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment	(100,704)		-	(288,199)
Net Cash Used in Investing Activities	(100,704)		-	(288,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	34,430		-	34,430
Proceeds from convertible note payable	300,000		-	300,000
Repayments of notes payable - related party	(7,329)		-	(7,329)
Cash paid as debt offering costs	(24,000)			(24,000)
Proceeds from issuance of common stock	100,000		-	564,500
Net Cash Provided By Financing Activities	403,101		-	867,601

Net Increase (Decrease) in Cash	19,599		(50,314)	40,472

Effect of Exchange Rate on Cash	(5,599)		-	(8,678)

Cash - Beginning of Period	17,794		50,314	-

Cash - End of Period	$31,794		$-	$31,794

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$		$-
Interest	$-	$		$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to acquire software	$-		$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$300,000		$-	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	27,122			27,122
Debt issue costs - warrants	$26,901		$-	$26,901

See accompanying notes to financial statements

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2010 and 2009.  The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2010 and 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended March 31, 2011, are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006.  The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006.  On March 23, 2010, the Company changed its name to A5 Laboratories, Inc. and is based in Lachine Quebec, Canada.

The Company intends to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to implementing the business plan and raising capital. The Company is still in its development stage.

The Company’s fiscal year end is September 30.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

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

Such estimates for the period ended March 31, 2011 and 2010, and assumptions affect, among others, the following:

•	estimated carrying value, useful lives and related impairment of property and equipment;

•	estimated fair value of derivative liabilities;

•	estimated valuation allowance for deferred tax assets, due to continuing losses; and

•	estimated fair value of share based payments.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the period ended March 31, 2011 and the year ended September 30, 2010.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument.  The discount would be amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model.  In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement.  If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense.  If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

Since the Company reflected a net loss in 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010

Warrants	8,360,953	-

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

No significant realized exchange gains or losses were recorded from June 21, 2006 (Inception) to March 31, 2011.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying unaudited financial statements, the Company has a net loss of $1,506,704 and net cash used in operations of $282,798 for the six months ended March 31, 2011.  The Company has a working capital deficit of $1,252,858 at March 31, 2011.

The ability of the Company to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

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

Note 4 Fair Value

The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2011, the Company classified the fair value of software acquired in exchange for stock issued as level 2. The fair value of this asset is $1,380,876.

The Company has no instruments that require additional disclosure for March 31, 2011 or 2010.

Note 5 Other Receivables

As of March 31, 2011, the Company has receivables of $64,767 for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and has submitted a request with the Canadian Revenue Agency to be reimbursed.  The Company expects reimbursement during fiscal 2011.

Note 6 Property and Equipment

Property and equipment consists of the following:

	March 31, 2011	Estimated Useful Lives

Office equipment	$37,335	5
Lab equipment	106,062	10
Leasehold improvements	144,802	*
Software development	1,380,876	3
	1,669,076

Less: Accumulated depreciation/amortization	(238,785)
Property and equipment - net	$1,430,290

*The lesser of the estimated useful life, or the life of the operating lease.

The leasehold improvements were not completed at March 31, 2011, and the Company may incur additional costs in order to complete these improvements.  The Company expects to place the leasehold improvements in service during fiscal 2011.

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s Chief Executive Officer during fiscal years ended 2011 and 2010 as follows:

2010	$79,765
2011	24,357
$104,122

See Note 7 for software purchase.

Note 7 Stockholders’ Equity

(A)    Common Stock

Stock issued in 2010

On March 9, 2010, the Board authorized a 10-for-1 forward split of its common stock effective April 8, 2010.  Each stockholder of record on April 7, 2010 received ten new shares of the Company’s $0.001 par value stock for every one old share outstanding.  The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B)     Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at March 31, 2011 and 2010:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value

Balance – September 30, 2010	250,000	$1.20
Granted	8,110,953	$0.10
Forfeited/Cancelled	-	-
Exercised	-	-
Balance – March 31, 2011 - outstanding	8,360,953	$0.13	1.67 – 3.98	$68,684
Balance – March 31, 2011 - exercisable	8,360,953	$0.13	1.67 – 3.98	$68,684

Note 8 Commitments and Contingencies

(A)	Contingencies

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

Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following minimum lease payments are presented using the translation rate as of March 31, 2011:

2011	$139,000
2012	46,000
Total minimum lease payments	$185,000

Rent expense for the six months ended March 31, 2011 and 2010 was $89,748 and $0, respectively.

Note 9 Notes Payable

(A)	Related Party

On October 22, 2010, the Company executed a note payable with its Chief Executive Officer for approximately $24,360. The note is non-interest bearing, unsecured, and due on demand.

On January 31, 2011, the Company received advances of $9,570 from its Chief Executive Officer.  The advances were non-interest bearing, unsecured, and due on demand.  The Company repaid $5,309.

On February 8, 2011, the Company received advances of $500 from its Chief Executive Officer.  The advances were non-interest bearing, unsecured, and due on demand.  The Company repaid $2,020.

(B)	Convertible Debt – Secured – Derivative Liabilities

During 2011, the Company issued convertible notes, totaling $300,000, with the following provisions:

•	Interest rate 6%;

•	Default interest rate of 12%;

•	Notes are due 48 months from the issuance date of February 23, 2011;

•
Conversion rates equal to 70% or 80% of the market price on date of conversion by applying a specified formula that utilizes the average of the 3 lowest quoted closing prices 20 days immediately preceding the conversion date, and then takes the higher of the average 3 lowest closing prices or $0.12 floor price; and

•	Secured by the Chief Executive Officer’s 15,000,000 shares of the Company common stock.

The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price as discussed above.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle. See Note 6 regarding accounting for derivative liabilities.

During 2010, the Company amortized $9,186 to interest expense.

(C) Debt Issue Costs

During the year ended 2011 and 2010, the Company paid debt issue costs totaling $50,901 and $0, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid - 2011	$50,901

Amortization of debt issue costs - 2011	(1,972)
Debt issue costs - net - 2011	$48,929

During 2011, the Company amortized $1,972.

(D)	Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts totaling $300,000 and $0, respectively.

The debt discount recorded in 2011 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

During 2011, the Company amortized $7,411 in debt discount.

Note 10 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see Note 9(B)).  The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability balance at September 30, 2010	$-
Fair value at the commitment date for convertible notes issued	1,468,923
Fair value mark to market adjustment	(217,341)
Derivative liability balance at March 31, 2011	$1,251,582

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $1,196,045 for 2011.

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	180%
Expected term: conversion feature	4 years	3.90 years
Risk free interest rate	1.73%	1.73%

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

Results of Operations

Our results of operations are summarized below:

	Quarter Ended March 31, 2011 ($)	Quarter Ended March 31, 2010 ($)
Revenue	0.00	0.00
Expenses	334,590	15,150
Other Expenses	989,862	-
Net Loss from Operations	(1,324,452)	(15,150)
Loss Per Share	(0.01)	0.00

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended March 31, 2011 and 2010 can be summarized as follows:

	For the Three Months Ended March 31,
	2011 ($)	2010 ($)	Difference ($)
Professional Fees	54,729	4,611	50,118
Rent	45,499	0.00	45,499
General and administrative	234,362	10,539	223,823
Other expense - net	989,862	-	989,862

For the three months ended March 31, 2011, we incurred a net loss of $1,324,452.  During the same period in 2010, we incurred a net loss of $15,150.  Our expenses during the three months ended March 31, 2011, consisted of $989,861 in other expenses, net, which includes interest expenses and derivative expense and change in fair value of derivative liabilites, $234,362 in general and administrative expenses, $45,499 in rent and $54,729 in professional fees.  Comparatively, our expenses during the three months ended March 31, 2010, consisted of $10,539 in general and administrative expenses and $4,611 in professional fees.  General and administrative expenses consist of management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses.  Professional fees include legal, accounting and auditing fees.  The increase in expenses during the three months ended March 31, 2011, was mostly due to depreciation related to the acquisition of software from an affiliate of the Company’s Chief Executive Officer, the derivative liability,  and professional fees associated with the recent SEC filings. In addition, our company located to new premises in Quebec, Canada and incurred rent of $45,499.  Rent expense is paid to an affiliate of our Chief Executive Officer at market value.

From June 21, 2006 (Inception) to March 31, 2011, our deficit accumulated during the development stage was $1,915,360.

Six Months Ended March 31, 2011 Compared to the Six Months Ended March 31, 2010

During the six months ended March 31, 2011, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the six months ended March 31, 2011 and 2010 can be summarized as follows:

	For the Six Months Ended March 31,
	2011 ($)	2010 ($)	Difference ($)
Professional Fees	56,595	8,081	48,514
Rent	89,748	0.00	89,748
General and administrative	370,499	10,619	359,880
Other expense - net	989,862	-	989,862

For the six months ended March 31, 2011, we incurred a net loss of $1,506,704.  During the same period in 2010, we incurred a net loss of $18,863.  Our expenses during the six months ended March 31, 2011, consisted of $989,861 in other expenses, net, which includes interest expenses and derivative expense and change in fair value of derivative liabilites, $370,499 in general and administrative expenses, $89,748 in rent and $56,595 in professional fees.  Comparatively, our expenses during the six months ended March 31, 2010, consisted of $10,619 in general and administrative expenses and $8,081 in professional fees.  General and administrative expenses consist of management fees, transfer agent fees, consulting fees, investor relations expenses and general office expenses.  Professional fees include legal, accounting and auditing fees.  The increase in expenses during the six months ended March 31, 2011, was mostly due to depreciation related to the acquisition of software from an affiliate of the Company’s Chief Executive Officer, the derivative liability, and professional fees associated with the recent SEC filings.  In addition, the Company located to new premises in Quebec, Canada and incurred rent of $89,748.  Rent expense is paid to an affiliate of our Chief Executive Officer at market value.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $31,794, other receivables of $64,767, debt issue costs of $48,929, current liabilities of $1,349,419, and a working capital deficit of $1,252,858.

For the six months ended March 31, 2011, we used net cash of $282,798 in operating activities, compared to net cash of $50,314 spent on operating activities during the same period in 2010.  From our inception on June 21, 2006 to March 31, 2011, we used net cash of $538,930 in operating activities.

For the six months ended March 31, 2011, we used net cash of $100,704 in investing activities, compared to $0.00 for the same period in 2010.  From our inception on June 21, 2006 to March 31, 2011, we used net cash of $288,199 in investing activities.  All transactions pertained to the acquisition of equipment.

During the six months ended March 31, 2011, we received $403,101 in cash from financing activities compared to $0.00 for the same period in 2010.  From our inception on June 21, 2006 to March 31, 2011, we received $867,601 through financing activities from the sale of our common shares for $564,500, related party loans for $34,430 and a third party convertible note for $300,000 and paid $7,329 for related party loans and $24,000 for debt offering costs.

Our cash level increased by $31,794 from inception to March 31, 2011.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.  Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $350,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated Expenses
Description	Completion Date	($)

Legal and accounting fees	12 months	90,000
Due diligence expenses	12 months	60,000
General and administrative expenses	12 months	200,000
Total		350,000

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

Such estimates for the period ended March 31, 2011 and 2010, and assumptions affect, among others, the following:

•	estimated carrying value, useful lives and related impairment of property and equipment;

•	estimated fair value of derivative liabilities;

•	estimated valuation allowance for deferred tax assets, due to continuing losses; and

•	estimated fair value of share based payments.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model.  In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement.  If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense.  If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

Since the Company reflected a net loss in 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

No significant realized exchange gains or losses were recorded from June 21, 2006 (Inception) to March 31, 2011.

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

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period ended March 31, 2011, that were not otherwise disclosed on a Current Report on Form 8-K.

Item 3.  Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(d) Exhibits.

Exhibit No.	Description

4.1	$2,545,000.00 Secured Convertible Note, dated February 23, 2011 (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

4.2	Common Stock Purchase Warrant, dated February 23, 2011 (filed as Exhibit 4.2 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.1	Note and Warrant Purchase Agreement, dated February 23, 2011 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.2	Form of Buyer Note (secured by Trust Deed) (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.3	Form of Buyer Note (not secured by Trust Deed) (filed as Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.4	Form of Deed of Trust (filed as Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.5	Escrow Agreement, dated February 23, 2011 (filed as Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.6	Form of Deed of Reconveyance (filed as Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.7	Form of Reconveyance Request (filed as Exhibit 10.7 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

10.8	Security Agreement, dated February 23, 2011 (filed as Exhibit 10.8 to the Company’s current report on Form 8-K, filed with the SEC on March 2, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A5 LABORATORIES INC.

Dated: May 23, 2011	By:	/s/ Richard Azani
	Name:	Name: Richard Azani
	Title:	Title: Chief Executive Officer (Principal Executive Officer)
Principal Financial Officer