Form 10-Q
period 2011-06-30
A5 Laboratories Inc.
filed 2011-08-25
CIK 1381054

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarter ended June 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-138927

A5 LABORATORIES INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5277531 (I.R.S. Employer Identification No.)

10300 Chemin Core de Liesse Lachina, Quebec Canada H8T 1A3 (Address of principal executive offices)

(514) 420-0333 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ]   No[    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                                           Accelerated filer [   ]

Non-accelerated filer [   ]                                                                           Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2011
Common Stock, $0.001	253,058,765

A5 LABORATORIES INC.

Form 10-Q

Part 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Reserved and Removed

Item 5.	Other Information

Item 6.	Exhibits

PART I

ITEM 1. FINANCIAL STATEMENTS

A5 LABORATORIES INC.

FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)

A5 LABORATORIES INC.
(An Development Stage Company)
BALANCE SHEETS
(unaudited)
	June 30	September 30
	2011	2010

ASSETS

Current assets
Cash	$550	$17,794
Accounts Receivable	2,150,000	-
Prepaid Expenses	29,891	34,164
Total current assets	2,180,441	51,958

Debt issue costs - (net of $4,890 of amortization)	44,039	-
Property and equipment - (net of $361,943 of depreciation)	1,332,402	1,565,805

Total assets	$3,556,883	$1,617,763

LIABILITIES

Current Liabilities
Accounts payable and accured liabilities	$153,239	$33,122
Accrued interest payable	50,183	-
Notes payable - related party	27,716	-
Convertible debt (net of $2,241,903 of discount)	208,097	-
Derivative liabilities	1,251,582	-
Total current liabilities	1,690,818	33,122

Total liabilities	1,690,818	33,122

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 48,051,677 and 47,739,177 issued and outstanding	48,052	47,739
Additional paid-in capital	4,267,347	1,948,637
Common stock payable	-	-
Accumulated deficit during exploration stage	(2,462,784)	(408,656)
Accumulated other comprehensive loss	13,449	(3,079)
Total stockholders' deficit	1,866,065	1,584,641

Total liabilities and stockholders' deficit	$3,556,883	$1,617,763

The accompanying notes are an integral part of these financial statements.

A5 LABORATORIES INC.
(An Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended		Nine months ended		From inception (June 21, 2006)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	through June 30, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Management fees to related party	-	3,810.00	-	3,810.00	-
Professional fees	-	5,876.00	-	13,158.00	-
Rent paid to related party	-	29,337	-	29,337	-
General and administrative expenses	293,440	30,999	810,282	42,424	1,218,938
Total Operating Expenses	293,440	70,022	810,282	88,729	1,218,938

NET LOSS FROM OPERATIONS	(293,440)	(70,022)	(810,282)	(88,729)	(1,218,938)
OTHER EXPENSE
Interest expense	(253,984)	-	(265,142)	-	(265,142)
Interest income	-	-	-	17	-
Foreign exchange gains	-	866	-	866	-
Derivative expense	-	0	(1,196,045)	-	(1,196,045)
Change in fair value of derivative liabilities	-	(0)	217,341	-	217,341
TOTAL OTHER EXPENSE	(253,984)	866	(1,243,846)	883	(1,243,846)

NET LOSS BEFORE INCOME TAXES	(547,424)	(69,156)	(2,054,128)	(87,846)	(2,462,784)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(547,424)	$(69,156)	$(2,054,128)	$(87,846)	$(2,462,784)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	48,051,677	45,575,000	47,991,009	45,525,000

The accompanying notes are an integral part of these financial statements.

A5 LABORATORIES INC.
(An Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine months ended		From inception (June 21, 2006)
	June 30, 2011	June 30, 2010	through June 30, 2011

OPERATING ACTIVITIES
Net loss	$(2,054,128)	$(87,846)	$(2,462,784)
Adjustments to reoncilie net loss from operations to net cash used in operating activities:
Share based payments	-	-	151,000
Derivitive liability expense	1,251,582	-	1,251,582
Depreciation expense	359,332	-	361,898
Amortization of debt issue cost	6,862	-	6,862
Amortization of debt discount	208,097		208,097

Changes in operating assets and liabilities:
Other receivables	-	(4,590)	(34,164)
Decrease (Increase) in deposit with related party	-	(150,000)	-
Increase (decrease) in payable to related party	-	29,337	-
Decrease (increase) in prepaid expenses	4,273		4,273
Increase (decrease) in accrued interest	50,183		50,183
Increase (decrease) in A/P and accrued expense	120,117	8,401	153,239

Net cash used in operating activities	(53,682)	(204,698)	(309,814)

INVESTING ACTIVITIES
Purchase of property and equipment	(125,929)	-	(313,424)

Net cash used in investing activities	(125,929)	-	(313,424)

FINANCING ACTIVITIES
Proceeds from related party notes	27,716	-	27,716
Capital contributions	15,000	-	15,000
Proceeds from issuance of common stock	100,000	162,500	564,500

Net cash provided by financing activities	142,716	162,500	607,216

NET INCREASE IN CASH AND CASH EQUIVALENTS	(36,895)	(42,198)	(16,022)
Effect of changes in exchange rates	19,651		16,572

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	17,794.00	50,134.00	-

CASH AND CASH EQUIVALENTS -END OF PERIOD	$550	$7,936	$550

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount	$2,204,023	$-	$2,204,023

The accompanying notes are an integral part of these financial statements.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying interim financial statements, the Company has incurred a net loss of $1,533,493 as of June 30, 2011 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

As at June 30, 2011, the fair value of financial instruments measured on a recurring basis includes cash and cash equivalents, determined based on level one inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for receivables and accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes optionpricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

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

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Recent Accounting Pronouncements

The Company has evaluated all of the recent accounting pronouncements through the filing date of these financial statements and feels that none of them will have a material effect on the Company’s interim financial statements.

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

No significant realized exchange gains or losses were recorded from June 21, 2006 (Inception) to June 30, 2011.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 4 – CONVERTIBLE DEBT

Effective on February 23, 2011 the company entered into a secured convertible promissory note between the Company and John M. Fife (“Lender”). The note balance totalled $2,545,000 CAD. In accordance with the terms and provision of the convertible feature, the lender will contribute funds convertible in tranche’s. The first tranche being equal to $345,000 CAD and an additional ten (10) tranches equal to $220,000 CAD each commencing on October 23, 2011 and continuing each subsequent month for ten months. The number of shares of Common Stock to be issued upon conversion of each tranch shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price. Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date. Providing however that if the market prices falls below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points. For purposes hereof the “Floor Price” is defined as $.012 the trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender. As of June 30, 2011 and September 30, 2010, $202,847 and $0 had been amortized and expensed, respectively.

Effective in May 2011 the company entered into a secured convertible promissory note between the Company and John M, Fife (“Lender”). The note balance totalled $165,000 CAD. In accordance with the terms and provision of the convertible feature, the lender will contribute funds equal to $165,000 CAD convertible to common shares of the company. The number of shares of Common Stock to be issued upon conversion of this promissory note shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price. Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date. Providing however that if the market prices falls below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points. For purposes hereof the “Floor Price” is defined as $.012 the trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender. As of June 30, 2011 and September 30, 2010, $48,683 and $0 had been amortized and expensed, respectively.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

Office Equipment	$37,336
Lab Equipment	106,062
Leasehold Improvements	144,802
Software Development	1,380,876
1,669,076

Less: Accumulated Depreciation	(358,376)
Property and Equipment – Net	$1,310,700

The leasehold improvements were not completed at June 30, 2011, and the Company may incur additional costs in order to complete these improvements. The Company expects to place the leasehold improvements in service during fiscal 2011.

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s Chief Executive Officer during fiscal years ended

NOTE 6 – STOCKHOLDERS' DEFICIT

Authorized

100,000,000 common shares with a par value of $0.001.

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

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 7 – PAYABLE TO RELATED PARTY

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

The Company incurred accounts payable to a related party in the amount $146,303 as of June 30, 2011.

The Company incurred a related party loan to a related party in the amount of $5,031 as of June 30, 2011.

The Company paid rent to a related party in the amount of $136,570 and $89,748 for the three and nine months ended June 30, 2011 respectively.

The Company paid wages and salaries related party in the amount of $5,000 and $5,000 for the three and nine months ending June 30, 2011 respectively.

The Company paid wages and salaries related party in the amount of $71,968 and $71,968 for the three and nine months ending June 30, 2011 respectively.

The Company paid consulting fees to a related party in the amount of $165,536 and $93,568 for the three and nine months ending June 30, 2011 respectively.

The Company paid travel expenses to a related party in the amount of $12,736 and $12,736 for the three and nine months ending June 30, 2011 respectively.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

Convertible Debt – Secured – Derivative Liabilities

During 2011, the Company issued convertible notes, totaling $2,300,000 and $150,000 with the following provisions:

· Interest rate 6%;

· Default interest rate of 12%;

· Notes are due 48 months from the issuance date of February 23, 2011;

· Conversion rates equal to 70% or 80% of the market price on date of conversion by applying a specified formula that utilizes the average of the 3 lowest quoted closing prices 20 days immediately preceding the conversion date, and then takes the higher of the average 3 lowest closing prices or $0.12 floor price; and

· Secured by the Chief Executive Officer’s 15,000,000 shares of the Company common stock.

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

During 2011, the Company amortized $6,862.

Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts totaling $300,000 and $0, respectively.

The debt discount recorded in 2011 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

During 2011, the Company amortized $208,097 in debt discount.

A5 LABORATORIES INC.
(An Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 8 – DERIVATIVE LIABILITIES

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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

A5 Laboratories Inc. is a development stage company specializing in production of natural interferons using a unique technology that allows us to produce interferons for the human and animal health markets. On August 2, 2010, we filed a provisory patent with the United State Patent, Trademark and Copyright Office in order to preserve our technology for the production of natural gamma interferons. We intent to produce interferon in different research centers worlwide. We currently have two research labs engaged to produce interferons using our own technology. The first lab in Europe has finished their work and the results will be published approximately within the next two fiscal quarters. The second lab in North America will be testing immediately after the publication of the first set of results. Although this technology has previously been tested, we are currently focused on producing interferons in different independent laboratories.

After completion of lab scale production of interferons using our technology in North America and with the assurance of repeatability of our technology in various centers, we will being producing interferons for in vitro testing of our own facility in Montreal. Simultaneously, we plan to proceed with the necessary regulatory efforts needed in Europe to register our product for veterinary use. If successful, we plan on outsourcing the interferon for one species (bovine or procine). We also hope to begin clinical trials in the United States, including satisfying various FDA requirements, by the end of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our unaudited financial statements for the period from inception (June 30, 2006) through June 30, 2011, including the notes to those financial statements which are included in this Quarterly Report. The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

STATEMENT OF OPERATIONS	Nine Month Periods Ended June 30, 2011 and June 30, 2010		For the Period from June 21, 2006 (inception) to June 30, 2011

Revenue	$-0-	$-0-	$-0-

Operating Expenses
Management Fees – Related Party	-0-	3,810	-0-
Professional Fees	-0-	13,158	-0-
Rent – Related Party	-0-	29,337	-0-
General and Administrative	810,282	42,424	1,218,938

Operating Income (Loss)	(810,282)	(88,729)	(1,218,938)

Other Expenses

Interest Expense	(265,142)	-0-	(265,142)
Interest Income	-0-	17	-0-
Foreign Exchange Gains	-0-	866	-0-
Interest Expense	52,248	9,755	65,504
Derivate Expense	(1,196,045)	-0-	(1,196,045)
Change in Fair Value of Derivative Liabilities	217.341	-0-	217,341

Total Other Expenses	(1,243,846)	883	(1,243,846)

Net Income (Loss)	(2,054,128)	(87,846)	(2,462,784)

BALANCE SHEET DATA	June 30, 2011	September 30, 2010

Total Assets	$3,556,883	$1,617,763
Total Liabilities	1,690,818	33,122
Total Stockholders’ Equity (Deficit)	3,556,883	1,617,763

RESULTS OF OPERATION

Nine Month Period Ended June 30, 2011 Compared to Nine Month Period Ended June 30, 2010.

Our net loss for the nine month period ended June 30, 2011 was ($2,054,128) compared to a net loss of ($87,846) for the nine month period ended June 30, 2010 (an increase of $1,966,282). During the nine month periods ended June 30, 2011 and June 30, 2010, we did not generate any revenues.

During the nine month period ended June 30, 2011, we incurred operating expenses of $810,282 compared to operating expenses of $88,729 incurred during the six month period ended June 30, 2010 (an increase of $721,553). The operating expenses incurred during the nine month period ended June 30, 2011 consisted of general and administrative of $810,282 (2010: $42,424). Other operating expenses incurred during the nine month period ended June 30, 2010 were: (i) management fees to related party of $3,810; (ii) professional fees of $13,158; and (iii) rent paid to related party of $29,337. Our expenses increased during the nine month period ended June 30, 2011 primarily based on the increased scope and scale of our business operations relating to the activity engaged by our two operating labs. Thus, expenses increased primarily resulting from an increase of $767,858 in general and administrative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Therefore, our operating loss incurred during the nine month period ended June 30, 2011 was ($810,282) as compared to an operating loss incurred during the nine month period ended June 30, 2010 of ($88,729).

Other expenses incurred during the nine month period ended June 30, 2011 included: (i) interest expense of $265,142 (2010: $-0-); (ii) derivative expense of $1,196,042 (2010: $-0-); (iii) change in fair value of derivative liabilities of $217,341 (2010: $-0-); (iv) interest income of $-0- (2010: $17); and (v) foreign exchange gains of $-0- (2010: $866).

The increase in net loss during the nine month period ended June 30, 2011 was basically due to the depreciation related to the acquisition of software from one of our affiliates and the derivative liability expense.

Therefore, our net loss and loss per share during the nine month period ended June 30, 2011 was ($2,054,128) or ($0.04) per share compared to a net loss and loss per share of ($87,846) or $0.00 per share during the nine period ended June 30, 2010. The weighted average number of shares outstanding was 47,991,009 for the nine month period ended June 30, 2011 compared to 45,525,000 for the nine month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010.

Our net loss for the three month period ended June 30, 2011 was ($547,424) compared to a net loss of ($69,156) for the three month period ended June 30, 2010 (an increase of $478,268). During the three month periods ended June 30, 2011 and June 30, 2010, we did not generate any revenues from operations.

During the three month period ended June 30, 2011, we incurred operating expenses of $293,440 compared to operating expenses of $70,022 incurred during the three month period ended June 30, 2010 (an increase of $223,418). The operating expenses incurred during the three month period ended June 30, 2011 consisted of $293,440 (2010: $30,999). Other operating expenses incurred during the nine month period ended June 30, 2010 were: (i) management fees to related party of $3,810; (ii) professional fees of $5,876; and (iii) rent to related party of $29,337. Our expenses increased during the three month period ended June 30, 2011 primarily based on the increased scope and scale of our business operations relating to the activity engaged by our two operating labs. Thus, expenses increased primarily resulting from an increase of $262,441 in general and administrative expenses.

Therefore, our operating loss incurred during the three month period ended June 30, 2011 was ($293,440) as compared to an operating loss incurred during the three month period ended June 30, 2010 of ($70,022).

Other expenses incurred during the three month period ended June 30, 2011 included: (i) interest expense of $253,984 (2010: $-0-) and (ii) foreign exchange gains of $-0- (2010: $866).

Therefore, our net loss and loss per share during the three month period ended June 30, 2011 was ($547,424) or $0.01 per share compared to a net loss and loss per share of ($69,156) or $0.00 per share during the three month period ended June 30, 2010. The weighted average number of shares outstanding was 48,051,677 for the three month period ended June 30, 2011 compared to 45,575,000 for the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended June 30, 2011

As of June 30, 2011, our current assets were $2,180,441 and our current liabilities were $1,690,818, which resulted in a working capital surplus of $489,623. As of June 30, 2011, current assets were comprised of: (i) $550 in cash; (ii) $2,150,000 in accounts receivable; and (iii) $29,891 in prepaid expenses. As of June 30, 2011, current liabilities were comprised of: (i) $153,239 in accounts payable and accrued liabilities; (ii) $50,183 in accrued interest payable; (iii) $27,716 in notes payable – related party; (iv) $208,097 in convertible debt (net of $2,241,903 of discount); and (v) $1,251,582 in derivative liabilities.

As of June 30, 2011, our total assets of $3,556,883 were comprised of: (i) $2,180,441 in current assets; (ii) $44,039 in debt issue costs (net of $4,890 of amortization); and (iii) $1,332,402 in property and equipment (net of $361,943 of depreciation). As of June 30, 2011, our total liabilities of $1,690,818 were comprised of current liabilities.

Stockholders’ equity (deficit) increased from $1,617,763 for fiscal year ended September 30, 2010 to $3,556,883 for the nine month period ended June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended June 30, 2011, net cash flows used by operations was ($53,682). Net cash flows used in operating activities for the nine month period ended June 30, 2011 consisted of a net loss of ($2,054,128) adjusted by: (i) $1,251,582 in derivate liability expense; (ii) $359,332 in depreciation expense; (iii) $6,862 in amortization of debt issue cost; and (iv) $208,097 in amortization of debt discount. Net cash flows used by operating activities was further changed by a decrease of $4,273 in prepaid expenses and an increase of $50,183 in accrued interest and $120,117 in accounts payable and accrued expense.

Cash Flows from Investing Activities

For the nine month period ended June 30, 2011, net cash flows used in investing activities was $125,929 consisting of purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended June 30, 2011, net cash flows provided from financing activities was $142,716 consisting of $27,716 in proceeds from related party notes, $15,000 in capital contributions and $100,000 in proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

As noted above, our business operations have increased in scale and scope with regards to the two research labs engaged in produce interferon. In order to execute our business plan, we need to raise additional capital to avoid the interruption of our current Custom Research Organization (CRO) and CRO related software sales operations. Over the next twelve months, we plan to produce interferon in different research centers worldwide. In connection with our future business plan, management anticipates additional increases in operating expenses and capital expenditures relating to our business operations. We would finance these expenses with further issuances of securities and debt issuances. We expect we would need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities would result in dilution to our current shareholders. Further, such securities may have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments other than as described below.

Convertible Debt

On February 23, 2011, we entered into a secured convertible promissory note with John M. Fife (the “Lender”). The balance of the note is $2,545,000 Canadian Dollars. The terms of the convertible promissory note provide that the Lender will contribute funds convertible in tranches. The first tranche will be equal to $345,000 Canadian Dollars and an additional ten tranches equal to $220,000 Canadian Dollars will commence on October 23, 2011 and continue each subsequent month for ten months. The number of shares of common stock to be issued upon conversion of each tranch shall be determined by dividing: (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price, where the market price is defined as 80% of the average of the closing bid price for the three days with the lowest closing bids during the twenty trading days immediately proceeding the conversion date. However, if the market price falls be $0.05 per share of common stock, the conversion factor shall be reduced by 10 percentage points. The “floor price” is defined as $0.012. The trading data used to compute the closing bid shall be as reported by Bloomberg LP o. As of June 30, 2011 and September 30, 2010, $202,847 and $-0-, respectively, had been amortized and expensed accordingly.

In May 2011, we entered into a secured convertible promissory note with John M. Fife (the “Lender”). The balance of the note is $165,000 Canadian Dollars. The terms of the convertible promissory note provide that the Lender will contribute funds equal to $165,000. The number of shares of common stock to be issued upon conversion shall be determined by dividing: (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price, where the market price is defined as 80% of the average of the closing bid price for the three days with the lowest closing bids during the twenty trading days immediately proceeding the conversion date. However, if the market price falls be $0.05 per share of common stock, the conversion factor shall be reduced by 10 percentage points. The “floor price” is defined as $0.012. The trading data used to compute the closing bid shall be as reported by Bloomberg LP o. As of June 30, 2011 and September 30, 2010, $48,683 and $-0-, respectively, had been amortized and expensed accordingly.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our September 30, 2010 and September 30, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  If distribute and market our products outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, all revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar will be limited to our costs of goods sold.

Interest Rate

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management performed an evaluation under the supervision and with the participation of our prior management, including our prior Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2011. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

Management identified the following material weaknesses:

•
As of June 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the United States and the financial reporting requirements of the SEC.

•
As of June 30, 2011, there were insufficient written policies and procedure to insure the correct applicationof accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2011, there was a lack of segregation of duties in that we only have one person performing all accounting related duties.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Inherent Limitations on Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements includes in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows for the period presented. WE continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We intend to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

Changes in internal controls

As discussed above, no significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We are contemplating establishment of an audit committee during fiscal year 2011. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

No report required.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A5 LABORATORIES INC.

Dated: August 22, 2011                                                      By: /s/ Richard Azani
---------------------------------------------------
Richard Azani, Chief Executive Officer

Dated: August 22, 2011                                                      By: /s/ Richard Azani
---------------------------------------------------
Richard Azani, Chief Financial Officer