Form 10-K
period 2011-09-30
A5 Laboratories Inc.
filed 2012-02-17
CIK 1381054

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-138927

A5 LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22200 Trans Canada Hwy, Baie d’Urfé QC, Canada, H9X 4B4
(Address of principal executive offices)

(514) 420-0333
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2011, based on a closing price of $0.11 was approximately $3,195,684.40.  As of February 15, 2012, the registrant had 58,184,388 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

PART I

Item 1. Business.

Company History

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc.  On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc.  On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1.  Our business offices are located at 22200 Trans Canada Hwy, Baie d’Urfé, QC, Canada, H9X 4B4 and our telephone number is (514) 420-0333.

Principal Services

Contract Research and Laboratory Services

We plan to offer a full range of testing services to the pharmaceutical industry in a variety of fields, all in compliance with Good Laboratory Practices (GLP) and current Good Manufacturing Practices regulations (cGMP) through in-house and outsourcing arrangements.  The comprehensive services we provide help to expedite the development process by providing immediate resources and technical expertise to help our clients meet deadlines, pursue projects of varying priority and risk, handle changes in workload, handle multiple projects, and pursue developments without in-house resources.  Our Custom Research Organization (CRO) services can be divided into two sections: Analytical and Quality Assurance.

Analytical

We plan to offer a wide range of analytical services to support a client’s quality control, product development, method development, validation and marketed product activities.  We are able to provide quantitative and qualitative, as well as consulting and analytical services, in chemistry, microbiology and chromatography to the pharmaceutical, biotechnology and cosmetics industries.  At our facility, we are able to perform a wide variety of quality control tests on raw materials as well as finished products.  We also offer a full range of ICH stability conditions and provide total stability management.  In addition, we can develop and validate new methods, revalidate existing methods to ensure compliance with current regulatory requirements and perform technology transfers.

These services can be broken down as follows:

Analytical Services

Stability Testing and Storage (I.C.H. and Custom Conditions)	Method Developments and Validation	Microbiological Testing

Pharmaceutical Synthesis	Drug Substance Testing	Reverse Engineering

Formulation Development		Validated Secondary Standard

Consulting Services

Quality Audits	Submission Support and Documentation	GLP and GMP Audit and Inspection

Testing Capabilities

Chromatography	H.P.L.C.	G.C.

Chiral H.P.L.C.	T.L.C.	Semi-Prep L.C.

USP and Compendial Testing	UV-VIS Spectrophotometry	Polarimetry

Atomic Absorption Spectrophotometry (AA)	Fourier Transform Infrared Spectrophotometry (FTIR)	Dissolution/Disintegration Physical Testing

Microbiological Analysis Services

Antibiotic Assays	Stability Testing	Sample Collection

Finished Product and Raw Material Testing	Manufacturing Validation Support	Method Development and Validation

Micro Testing Capabilities

Speciation (MIDI GC, API, Biochemical Tests)	BI Verification (Titer and Organism ID)	Compendial Testing (USP, CFR, SP, EP, JP, and BP)

Bacterial Endotoxin Testing (LAL: Gel Clot and Kinetic)	Container/Closure Testing (Dye, Ingression Microbial Ingression)	Antimicrobial Preservative Efficacy

Sterility Testing	Bioburden Testing	Cleaning Validation

Antibiotic Assay	Filter Retention Testing	Microbial Limits Testing

Dose Audits of Sterile Fill Areas		Environmental Monitoring

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

Interferon

The normal function of the immune system is essential for health, and dysfunction of the immune system leads to a wide diversity of diseases.  Deficiency of immune cell production or defective immune cell function can lead to a spectrum of immunodeficiency diseases.  Over-activity of various components of the immune system leads to the development of allergic or autoimmune diseases.  Leukemia and lymphoma are the result of malignant transformation in cells of the immune system.  Cytokines are soluble mediators acting as cell-to-cell messengers in the immune system.  They are critical for normal immune system function, and their expression may be perturbed in disease states.  They are involved in the regulation of the growth, development, and activation of immune system cells and the mediation of the inflammatory response. In general, cytokines are pleotropic in that they are capable of acting on many different cell types.  This pleotropism results from the presence of receptors for the same cytokine on multiple cell types, leading to the formation of “cytokine networks.”

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

•

the established reputation of our Chief Executive Officer, Mr. Azani;

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

If we are unable to establish these competitive advantages or if we are not able to develop our interferon technology to the point that it is commercially viable, it is likely that we will not be able to continue our business.

Intellectual Property

We have filed for a provisory patent with the U.S. patent office in order to preserve our natural gamma interferon technology (U.S. provisional Patent No. US 61-400719).  We do own copyrights on all of the content of our website: www.a5labs.com.

Research and Development

We did not incur any research and development expenses from our inception to September 30, 2011.

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

Employees

As of February 15, 2012, we had 2 employees, both of which are engaged on a full time basis.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC.  In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-

K that we file from time to time.  You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND RESEARCH AND DEVELOPMENT TEAMS, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

We depend heavily on the principal members of our management and research and development teams, including Dr. Richard Azani and Gisele Matni.  Each of the members of the executive management team is employed “at will.”  The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chairman and Chief Executive Officer controls approximately 32.65% of its current outstanding shares of voting common stock.  He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of February 15, 2012, we had 58,184,388 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently rent an office totaling 10,000 square feet in area and we pay $15,000 in rent on a monthly basis.  The lease expired in January 2012 and the Company has exercised the option to renew for a three year period.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock trade on the OTCBB under the symbol “AFLB.OB”.

The following table sets forth the high and low trade information for our common stock for each quarter since the Company changed business plans on July 5, 2010.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.11	$0.01
June 30, 2011	$0.12	$0.07
March 31, 2011	$0.25	$0.10
December 31, 2010	$0.87	$0.18
September 30, 2010	$1.23	$0.60

(b) Holders

As of February 15, 2012, a total of 58,184,388 shares of the Company’s common stock are currently outstanding held by approximately 55 shareholders of record.

(c) Dividends

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This annual report on Form 10-K and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the section entitled “Risk Factors”, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

A5 Laboratories Inc. is a development stage company specializing in production of natural interferons using a unique technology that allows the Company to produce interferons for the human and animal health market. The Company is not currently in production. In order to execute our business plan, we need to raise additional capital to avoid the interruption of our current Custom Research Organization (CRO) and CRO related software sales operations.

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

After completion of lab scale production of interferons using our technology in North America and with the assurance of repeatability of our technology in various centers, we will begin producing interferons for in vitro testing at our own facility in Montreal.  Simultaneously, we plan to proceed with the necessary regulatory efforts needed in Europe to register our product for veterinary use.  If successful, we plan on introducing the interferon for one species (bovine or porcine).  The Company also hopes to begin clinical trials in United States, including satisfying various FDA requirements, by the end of 2012.

Results of Operations

Our results of operations are summarized below:

	Year Ended September 30, 2011 ($)	Year Ended September 30, 2010 ($)
Revenue	None	None
Expenses	2,091,546	351,790
Other Income (Expenses)	(933,071)	(0)
Net Loss	(3,024,617)	(351,790)
Loss Per Share	(0.06)	(0.01)

Year Ended September 30, 2011 Compared to the Year Ended September 30, 2010

During the year ended September 30, 2011, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the years ended September 30, 2011 and 2010 can be summarized as follows:

	For the Year Ended September 30,
	2011 ($)	2010 ($)	Difference ($)
Management fees to related party – Note 7	258,940	0	258,940
Professional fees	139,327	31,398	107,929
Rent paid to related party – Note 7	183,916	72,581	111,335
General and administrative expenses	474,336	247,811	226,525
Impairment of software	1,035,027	-	1,035,027
Other income (expense) - net	(933,071)	0	(933,071)

Our net loss for the year ended September 30, 2011, was $3,024,671, compared to a net loss of $351,790 for the year ended September 30, 2010 (an increase of $2,672,827).  During the year ended September 30, 2011 and September 30, 2010, we did not generate any revenues from operations.

During the year ended September 30, 2011, we incurred operating expenses (and respective net operating losses) of $1,056,519, compared to operating expenses of $351,790 incurred during the year ended September 30, 2010 (an increase of $704,729).  The operating expenses incurred during the year ended September 30, 2011 and 2010, consisted of (i) $258,940 and $0, respectively, of management fees to a related party; (ii) $139,327 and $31,398, respectively, in fees paid to professionals; (iii) $183,916 and $72,581, respectively, in rent paid to an officer of the Company; (iv) impairment of software $1,035,027 and (v) $433,940 and $247,811, respectively, in other general and administrative expenses.  Our expenses increased during the year ended September 30, 2011, primarily based on the increased scope and scale of our business operations relating to the activity engaged by our two operating labs.  Thus, expenses increased primarily resulting from an increase of $258,940 in management fees to an officer of the Company, $1,035,027 impairment of software and $111,135 in general and administrative expenses. During the year ended September 30, 2011, management determined that it was more likely than not that any significant future benefits would be appreciated due to the development costs.

Other expenses incurred during the year ended September 30, 2011, included: (i) interest expense of $89,480; (ii) derivative expense of $1,196,045; and (iii) change in fair value of the derivative liability of ($352,454).  During the year ended September 30, 2011, the total increase of $933,071 in other income and expenses was comprised primarily of charges of $1,196,045 due to the derivative expense.

Therefore, our net loss and loss per share during the year ended September 30, 2011 was ($3,024,617) or ($0.06) per share, compared to a net loss and loss per share of ($351,790) or ($0.01) per share during the year ended September 30, 2010.  The weighted average number of shares outstanding was 48,187,766 for the year ended September 30, 2011, compared to 45,934,427 for the year ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, our current assets were $79,254 and our current liabilities were $1,622,879, which resulted in a working capital deficiency of ($1,543,625).  As of September 30, 2011, current assets were comprised of: (i) $854 in cash; and (ii) $78,400 in Canadian General Service Taxes refundable.  As of September 30, 2011, current liabilities were comprised of: (i) $140,664 in accounts payable and accrued liabilities; (ii) $282,470 in accounts payable due to a related party; (iii) $10,834 in accrued interest payable; (iv) $30,618 in notes payable due to a related party; (v) $41,824 in convertible debt (net of $66,814 of discount); and (vi) a derivative liability of $1,116,469 resulting from a convertible note payable issued to an officer of the Company.

As of September 30, 2011, our total assets of $386,151 were comprised of: (i) $79,254 in current assets; (ii) $39,068 in debt issue costs (net of $11,833 of amortization); and (iii) $267,829 in property and equipment (net of $18,405 of depreciation).  As of September 30, 2011, our total liabilities of $1,622,879 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $2,821,369 from $1,584,641 as of September 30, 2010 to ($1,263,728) as of September 30, 2011.  The change in Stockholder’s deficit was comprised of (i) 387,500 shares being issued for

$115,000 in cash; (ii) a charge to additional paid-in capital from a debt discount and a warrant financing expense on a convertible note payable of $27,122 and $26,901, respectively; (iii) 1,120,000 shares issued for the partial conversion of a note with the value of $24,990; (iv)  a change in accumulated other comprehensive income due to a foreign currency translation adjustment of $9,234; and (v) a net loss for the year ended September 30, 2011, of ($3,024,617).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the year ended September 30, 2011, net cash flows used by operations was ($346,488).  Net cash flows used in operating activities for the year ended September 30, 2011, consisted of a net loss of ($3,024,617) adjusted by: (i) $1,196,045 in an expense charge due to a derivative liability on a convertible note payable; (ii) $1,035,045 in impairment of software development; (iii) $364,254 in depreciation expense; (iv) $11,833 in amortization of debt issue cost; and (v) $66,814 in amortization of debt discount.  Net cash flows used by operating activities was further changed by an increase of (i) ($44,236) in other receivables; (ii) an increase of ($352,454) due to an increase in the fair value of derivative liabilities; (iii) an increase of $10,834 in accrued interest; (iv) an increase of 282,470 in accrued interest payable on notes payable due to a related party; and (v) an increase in accounts payable and accrued interest of $107,542.

Cash Flows from Investing Activities

For the year ended September 30, 2011, net cash flows used in investing activities was ($101,304), consisting of purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the year ended September 30, 2011, net cash flows provided from financing activities was $421,618, consisting of (i) $31,586 in proceeds from related party notes; (ii) $300,000 in the issuance of convertible notes payable; (iii) $115,000 in proceeds from issuance of common stock. Net cash flows from financing activities was further changed by a decrease of (iv) ($968) by the repayment of related party notes; and (v) ($24,000) by cash paid as debt offering costs.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.  Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $350,000, as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated Expenses
Description	Completion Date	($)

Legal and accounting fees	12 months	90,000
Due diligence expenses	12 months	60,000
General and administrative expenses	12 months	200,000
Total		350,000

Material Commitments

As of the date of this Annual Report, we do not have any material commitments other than as described below.

Convertible Debt

Effective on February 23, 2011, the company entered into a secured convertible promissory note between the Company and John M. Fife (“Lender”).  The note balance totaled $300,000 USD.  In accordance with the terms and provision of the convertible feature, the lender will contribute funds convertible in tranche’s.  The first tranche being equal to $300,000 USD and an additional ten (10) tranches equal to $200,000 USD each commencing on October

23, 2011, and continuing each subsequent month for ten months.  The number of shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price.  Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date.  Providing however that if the market prices falls below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points.

For purposes hereof the “Floor Price” is defined as $0.012. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender.

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000, of which $66,814 was amortized and expensed during the year ended September 30, 2011.

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

Such estimates for the year ended September 30, 2011 and 2010, and assumptions affect, among others, the following:

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended September 30, 2011, other than those matters disclosed on Form 8-K.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of September 30, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.  Management’s assessment identified the following material weaknesses:

•

As of September 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•

As of September 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of September 30, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of February 15, 2012.

Name	Age	Position	Officer and/or Director Since

Richard Azani	52	Chief Executive Officer, Chief Financial Officer, President, Chairman	March 2010

Gisele Matni	47	Vice President of Operations, Director	August 2010

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

Richard Azani, age 52, Chief Executive Officer, Chief Financial Officer, Chairman

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

Dr. Matni brings over 15 years’ experience in management of pharmaceutical and biotechnology related projects, including in-vitro potency analysis of therapeutic proteins. In addition she has extensive knowledge in identification, specification, extraction, separation and analyses of actives proteins from various source of materials and pharmaceutical drugs.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended September 30, 2011 and 2010.

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Richard Azani	2011	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer	2010	$9,378.14	$0	$0	$0	$0	$0	$9,378.14

Gisele Matni	2011	$0	$0	$0	$0	$0	$0	$0
VP of Operations	2010	$7,024.47	$0	$0	$0	$0	$0	$7,024.47

Outstanding Equity Awards

None.

Director Compensation

The table below lists the aggregate amount of payments that were made to directors during the year ended September 30, 2011.

Non-
	Fees			Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Comp.	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)(1)	Total ($)

Richard Azani	-	-	-	-	-	-	-
Gisele Matni	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 15, 2012, our authorized capitalization was 200,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001.  As of February 15, 2012, there were 58,184,388 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of February 15, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class
Common	Richard Azani, Chairman. Chief Executive Officer, Chief Financial Officer	19,000,000	32.65%
Common	Gisele Matni, Vice President of Operations, Director	0	0%

	All officers and directors as a group (2 persons)	19,000,000	32.65%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company is currently a party to a sublease agreement with Vida Nutra Pharma, Inc., a company controlled by Richard Azani, the Company’s Chief Executive Officer.  The sublease pertains to the office space the Company currently occupies (See Item 3).

The Company paid consulting fees to its Chief Executive Officer of $245,112 and $196,548 for the years ended September 30, 2011 and 2010, respectively.

Director Independence

The common stock of the Company trades on the OTCBB, a quotation system which currently does not have director independence requirements. As of September 30, 2011, none of the Company’s directors were considered to be “independent.”

Item 14. Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Berman & Co. for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2011 and 2010, were approximately $15,000 and $8,500, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended September 30, 2011 and 2010, respectively.

c. Tax Fees: Aggregate fees billed by Berman & Co. for tax services for the year ended September 30, 2011 and 2010, were $0 and $0, respectively.

d. All Other Fees: Aggregate fees billed by Berman & Co. for professional services other than those described above for the years ended September 30, 2011 and 2010, were approximately $23,000 and $28,000, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

4.1	$2,545,000.00 Secured Convertible Note, dated February 23, 2011 (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

4.2	Common Stock Purchase Warrant, dated February 23, 2011 (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.1	Note and Warrant Purchase Agreement, dated February 23, 2011 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.2	Form of Buyer Note (secured by Trust Deed) (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.3	Form of Buyer Note (not secured by Trust Deed) (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.4	Form of Deed of Trust (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.5	Escrow Agreement, dated February 23, 2011 (as filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.6	Form of Deed of Reconveyance (as filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.7	Form of Reconveyance Request (as filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

10.8	Security Agreement, dated February 23, 2011 (as filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 2, 2011).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer*

32.1	Certification pursuant to 18 USC, Section 1350 of Principal Executive Officer*

32.2	Certification pursuant to 18 USC, Section 1350 of Principal Financial Officer*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A5 LABORATORIES INC.

Date: February 16, 2012	By:	/s/ Richard Azani
Name: Richard Azani
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Azani	Chief Executive Officer, (Principal Executive Officer), Chief	February 16, 2012
Richard Azani	Financial Officer, (Principal Financial Officer), (Principal
Accounting Officer), Chairman

/s/ Gisele Matni	Vice President of Operations, Director	February 16, 2012
Gisele Matni

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

A5 Laboratories Inc.

We have audited the accompanying balance sheets of A5 Laboratories Inc. (a development stage company), as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and from June 21, 2006 (inception) to September 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A5 Laboratories, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended and from June 21, 2006 (inception) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $3,024,617 and net cash used in operations of $346,488 for the year ended September 30, 2011. The Company also has a working capital deficit of $1,543,625 and a deficit accumulated during the development stage of $3,433,273 at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida

February 15, 2012

A5 Laboratories Inc.
(A Development Stage Company)
Balance Sheets
	September 30,
	2011	2010

Assets

Current assets
Cash	$854	$17,794
Other receivables	78,400	34,164
Total current assets	79,254	51,958

Property and equipment - net	267,829	1,565,805
Debt issue costs - net	39,068	-

Total assets	$386,151	$1,617,763

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$140,664	$33,122
Accounts payable - related party	282,470	-
Accrued interest payable	10,834	-
Notes/Advances payable - related party	30,618	-
Derivative liability	1,116,469	-
Convertible debt - net	41,824	-
Total current liabilities	1,622,879	33,122

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 49,246,677 and 47,739,177 issued and outstanding	49,247	47,739
Additional paid-in capital	2,141,143	1,948,637
Deficit accumulated during the development stage	(3,433,273)	(408,656)
Accumulated other comprehensive income (loss)	6,155	(3,079)
Total stockholders' equity (deficit)	(1,236,728)	1,584,641

Total liabilities and stockholders' equity (deficit)	$386,151	$1,617,763

A5 Laboratories Inc.

(A Development Stage Company)

Statement of Operations

	Year ended September 30,		June 21, 2006 (Inception) to September 30, 2011
	2011	2010
Expenses
General and Administrative Expenses	$ 1,056,519	$ 351,790	$ 1,465,175
Impairment of software	1,035,027	-	1,035,027
Total	2,091,546	351,790	2,500,202
Other Income (Expense)
Interest expense	(89,480)	-	(89,480)
Derivative expense	(1,196,045)	-	(1,196,045)
Change in fair value of derivative liability	352,454	-	352,454
Total Other Expense- net	(933,071)	-	(933,071)
Net Loss	$ (3,024,617)	$ (351,790)	$ (3,433,273)
Net loss per common share- basic and diluted	$ (0.06)	$ (0.01)	$ (0.08)
Weighted average number of common shares outstanding during the period/year- basic and diluted	48,187,766	45,934,427	42,238,387
Comprehensive income (loss):
Net Loss	$ (3,024,617)	$ (351,790)	$ (3,433,273)
Foreign currency translation gain (loss)	6,155	(3,079)	-
Comprehensive loss	$ (3,018,462)	$ (354,869)	$ (3,433,273)

A5 Laboratories Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Years Ended September 30, 2011 and September 30, 2010 and from June 21, 2006 (inception) to September 30, 2011

				Deficit	Accumulated
			Additional	Accumulated	Other	Total
	Common Stock, $0.001 Par Value		Paid-in	During	Comprehensive	Stockholders'
	Shares	Amount	Capital	Development Stage	Income (Loss)	Equity (Deficit)

Proceeds from the issuance of founders stock - ($0.0005/share)	10,000,000	$ 10,000	$ (5,000)	$ -	$ -	$ 5,000

Proceeds from the issuance of founders stock - ($0.001/share)	15,000,000	15,000	-	-	-	15,000

Net loss - Inception (June 21, 2006) to September 30, 2006	-	-	-	(2,631)	-	(2,631)

Balance - September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	-	17,369

Proceeds from issuance of common stock ($0.004/share)	20,500,000	20,500	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	(16,960)	-	(16,960)

Balance - September 30, 2007	45,500,000	45,500	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	(18,199)		(18,199)

Balance - September 30, 2008	45,500,000	45,500	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	(19,076)	-	(19,076)

Balance - September 30, 2009	45,500,000	45,500	56,500	(56,866)	-	45,134

Proceeds from the issuance of common stock - ($0.65/share)	250,000	250	162,250	-	-	162,500

Common stock issued to acquire software ($0.88/share)	1,569,177	1,569	1,379,307	-	-	1,380,876

Proceeds from the issuance of common stock - ($0.80/share)	250,000	250	199,750	-	-	200,000

Common stock issued for consulting services ($0.80/share)	20,000	20	15,980	-	-	16,000

Common stock issued for consulting services ($0.90/share)	150,000	150	134,850	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	(351,790)	-	(351,790)
Foreign currency translation adjustment	-	-	-	-	(3,079)	(3,079)
Accumulated other comprehensive loss						(354,869)

Balance - September 30, 2010	47,739,177	47,739	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the issuance of common stock - ($0.32/share)	312,500	312	99,688	-	-	100,000

Proceeds from the issuance of common stock - ($0.20/share)	75,000	75	14,925	-	-	15,000

Debt discount on convertible notes - Original Issue Discount	-	-	27,122	-	-	27,122

Debt issue costs - warrants	-	-	26,901	-	-	26,901

Shares issued for conversion of note - ($0.12)	1,120,000	1,120	23,870			24,990

Net loss for the year ended September 30, 2011	-	-	-	(3,024,617)	-	(3,024,617)
Foreign currency translation adjustment	-	-	-	-	9,234	9,234
Accumulated other comprehensive loss						(3,018,461)

Balance - September 30, 2011	49,246,677	$ 49,247	$ 2,141,143	$ (3,433,273)	$ 6,155	$ (1,236,728)

A5 Laboratories Inc.

(A Development Stage Company)
Statement of Cash Flows

	Year Ended September 30,
	2011	2010	June 21, 2006 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(3,024,617)	(351,790)	(3,433,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	-	151,000	151,000
Impairment of software	1,035,027	-	1,035,027
Derivative expense	1,196,045	-	1,196,045
Depreciation	364,254	2,566	366,820
Amortization of debt issue cost	11,833	-	11,833
Amortization of debt discount	66,818	-	66,814
Change in fair value of derivative liabilities	(352,454)	-	(352,454)
Changes in operating assets and liabilities:
(Increase) in other receivables	(44,236)	(36,164)	(78,400)
Increase in accounts payable and accrued expense	107,542	28,122	140,664
Increase in accounts payable- related party	282,470	-	282,470
Increase in accrued interest	10,834	-	10,834
Net cash used in operating activities	(346,488)	(204,266)	(602,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(101,304)	(187,495)	(288,799)
Net cash used in investing activities	(101,304)	(187,495)	(288,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	31,586	-	31,586
Proceeds from convertible notes payable	300,000	-	300,000
Repayment of related party notes/advances	(968)	-	(968)
Cash paid as debt offering costs	(24,000)	-	(24,000)
Proceeds from issuance of common stock	115,000	362,500	579,500
Net cash provided by financing activities	421,618	362,500	886,118
Net (decrease) in Cash	(26,174)	(29,261)	(5,301)
Effect of Exchange Rates on Cash	9,234	(3,079)	6,155
Cash- Beginning of Period/Year	17,794	50,134	-
Cash- End of Period/Year	$ 854	$ 17,794	$ 854
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common shares	$ 24,990	-	$ 24,990
Common stock issued to acquire software	-	$ 1,380,876	$ 1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$ 300,000	-	$ 300,000
Debt discount recorded on convertible debt accounted for as a derivative liability- original issue discount	$ 27,122	-	$ 27,122
Debt issue costs- warrants	$ 26,901	-	$ 26,901

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc., which is based in Quebec, Canada.

The Company intends to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to training and raising capital.

The Company’s fiscal year end is September 30.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan.

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

Such estimates for the years ended September 30, 2011 and 2010, and assumptions affect, among others, the following:

•

estimated carrying value, useful lives and impairment of property and equipment;

•

estimated fair value of derivative liabilities;

•

estimated valuation allowance for deferred tax assets; and

•

estimated fair value of share based payments

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2011 and 2010, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2011 and 2010, there were no balances that exceeded the federally insured limit.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recognized an impairment of $1,035,027 during the year ended September 30, 2011.  See Note 5.

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

Debt Issue Costs and Debt Discount

The Company paid debt issue costs, and recorded debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense.  When a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Earnings per Share

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

The Company had the following potential common stock equivalents at September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010

Warrants	33,607,333	250,000
Convertible debt	2,291,750	-
Total common stock equivalents	35,899,083	250,000

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, other receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

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

The realized exchange gains (losses) recorded at September 30, 2011 and 2010 were $6,155 and ($3,079), respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance in these financial statements.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $3,024,617 and net cash used in operations of $346,488 for the year ended September 30, 2011. The Company also has a working capital deficit of $1,543,625 and a deficit accumulated during the development stage of $3,433,273 at September 30, 2011. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely rely upon equity financing in order to ensure the continuing existence of the business.

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

Note 3 – Fair Value of Financial Assets and Liabilities

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

At September 30, 2011, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the year ended September 30, 2011.

The following is the Company’s derivative liability measured at fair value on a recurring basis at September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Level 1	$-	$-
Level 2 – Derivative Liability	1,132,889	-
Level 3	-	-
Total	$1,132,889	$-

Note 4 – Other Receivables

As of September 30, 2011 and 2010, the Company had receivables of $78,400 and $34,164, respectively for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and received the reimbursement during fiscal 2012.

Note 5 – Property and Equipment

Property and equipment consists of the following:

As of September 30,	2011	2010	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	94,733	10
Lab equipment (2)	106,705	81,705	10
Office equipment	37,336	11,057	5
	1,669,719	1,568,371

Less: Accumulated depreciation	(366,863)	(2,566)
Less: Impairment	(1,035,027)	-
Property and equipment – net	$267,829	1,565,805

(1) See Note 8(B) – related party

(2) See below related to related party purchases

During the year ended September 30, 2011, management evaluated the recoverability of long lived assets by determining whether the carrying value can be recovered through future cash flows. Management determined that it is more likely than not that no future cash flows are to be expected from the use of its software. Due to these circumstances, the remaining book value of the asset in the amount of $1,035,027 was fully impaired and is included in the Statements of Operations for the year ended September 30, 2011 as a separate caption as prescribed under ASC 360-10-50-2.

The leasehold improvements were completed and placed into service in July 2011.

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s Chief Executive Officer during fiscal years ended 2010 and 2011 as follows:

2010	$79,765
2011	24,357
$104,122

See Note 7 for software acquired from a related party.

Note 6 – Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	September 30, 2011	September 30, 2010
Note Payable (1)	$24,360	-
Advances (2)	7,226	-
Less: Payments received	(968)	-
Total related party liabilities	$30,618	-

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

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

During the year ended September 30, 2011, the Company accrued $10,834. In addition $10,834 is a component of interest expense.

On February 23, 2011, the Company entered into a secured convertible promissory note between the Company and a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months.  No additional draw downs occurred during the year ended September 30, 2011.  In January 2012, the Company received $22,000 from a lender for an additional investment, under the same terms above, which is convertible to shares pursuant to the terms described below. See Note 9(A) related to conversions of this $300,000 note.

The number of shares of common stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the Market Price or (ii) the Floor Price. Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date, provided, however, that if the market prices fall below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points.  The “Floor Price” is defined as $.012. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the Lender.

The note also contains language that removes the $0.12 floor if certain “triggering events” occur during the life of the note. Since the floor price can be removed upon any one of these events occurring, the conversion feature of this note has two elements: normal conversion and conversion upon a triggering event.

Upon each occurrence of any of the following triggering events , (a) the conversion factor shall be reduced by 10 percent points (i.e., if the conversion factor were 80% immediately prior to the occurrence of the triggering event, it shall be reduced to 70% upon the occurrence of a triggering event), (b) the conversion price shall be computed without regard to the Floor Price, and (c) this note shall accrue interest at the rate of 1% per month, whether before or after judgment; provided, however, that (1) in no event shall the triggering effects be applied more than two times, and (2) notwithstanding any provisions to the contrary herein, in no event shall the applicable interest rate at any time exceed the maximum interest rate allowed under applicable law:

The following reflects possible triggering events:

(a) Collateral Shares. If the value of the Collateral Shares (15,000,000 shares discussed above) falls below $1,800,000 (valued at the Market Price of a share of Common Stock) at any time.

(b) SEC Filings. The Company’s failure to timely file required filings with the SEC.

(c) Events of Default. The occurrence of any Event of Default.

As of September 30, 2011, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

•

8% cash – which is equivalent to $24,000, and

•

8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, the Company incurred debt issue costs as follows:

•

8% cash – which is equivalent to $1,760, and

•

8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid - 2011	$ 50,901
Amortization of debt issue costs - 2011	(11,833)
Debt issue costs - net - 2011	$ 39,068

(D)	Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts totaling $300,000 and $0, respectively.

The debt discount recorded in 2011 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

During 2011, the Company amortized $66,814 in debt discount.

Note 7 – Stockholders’ Equity (Deficit)

(A) Common Stock

Stock issued in 2011

During November and December 2010, the Company issued 312,500 shares of common stock for $100,000 ($0.32/share).

On June 14, 2011, the Company issued 75,000 shares of common stock for $15,000 ($0.20/share).

On September 2, 2011, a lender converted $24,990 pertaining to a note it held with an original principal of $300,000, for 1,120,000 shares of common stock ($0.0166667/share).  The quantity of shares issued is based upon the formula described above pertaining to the effect of the triggering event (see Note 6(B)).

Subsequent to September 30, 2011, a lender converted $50,000 pertaining to a note it held with an original principal of $300,000, for 3,000,000 shares of common stock ($0.0166667/share).  The quantity of shares issued is based upon the formula described above pertaining to the effect of the triggering event (see Note 6(B)).

Stock issued in 2010

On March 9, 2010, the Company’s board of directors authorized a 10-for-1 forward split of its common stock effective April 8, 2010.  Each stockholder of record on April 7, 2010 received ten new shares of the Company’s $0.001 par value common stock for every one old share outstanding.  The effects of the split have been retroactively applied to all periods presented in the accompanying financial statements.

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2011 and 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2010	250,000	$1.20
Granted	824,000	$0.03
Forfeited/Cancelled	-	-
Exercised	-	-
Balance – September 30, 2011 - outstanding	1,074,000	$0.30	1.27	$ 8,560
Balance – September 30, 2011 - exercisable	1,074,000	$0.30	1.27	$ 8,560

Note 8 – Commitments and Contingencies

(A) Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(B) Operating Lease – Related Party

The Company has subleased office space from a company controlled by the Company’s Chief Executive Officer for a term of five years through March 31, 2015.  The lease is expected to be renewed at the time of maturity for an additional five years.

Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following approximate minimum lease payments are presented using the translation rate as of September 30, 2011:

2012	$174,000
2013	174,000
2014	174,000
2015	87,000
Total minimum lease payments	$609,000

Rent expense for the years ended September 30, 2011 and 2010 was $183,920 and $72,580, respectively.

(C) Operating Lease

The Company has an agreement to rent equipment for a term of two years through January 31, 2013.

Rental equipment expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following approximate minimum lease payments are presented using the translation rate as of September 30, 2011:

2012	$42,000
2013	14,000
Total minimum lease payments	$56,000

Rental equipment expense for the years ended September 30, 2011 and 2010 was $30,592 and $0, respectively.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 6(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2010	$ -
Fair value at the commitment date for convertible notes issued	1,468,923
Fair value mark to market adjustment	(352,454)
Derivative liability balance at September 30, 2011	$ 1,116,469

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $1,196,045 for 2011.

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	173%
Expected term: conversion feature	4 years	3.40 years
Risk free interest rate	1.73%	0.42%

Note 10 – Other Related Party Transactions

The Company accrued consulting fees to its Chief Executive Officer of $245,112 and $196,548 for the years ended September 30, 2011 and 2010, respectively.

Note 11 – Income Taxes

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,089,000 at September 30, 2011, expiring through 2031. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset and significant deferred tax assets at September 30, 2011, are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforward	$ (371,000)	$ (79,000)
Total deferred tax assets	371,000	79,000
Less: Valuation allowance	(371,000)	(79,000)
Net deferred tax assets recorded	$ -	$ -

The valuation allowance at September 30, 2010 was approximately $79,000. The net change in valuation allowance during the year ended September 30, 2011 was an increase of approximately $291,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2011.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes), as follows:

	2011	2010
Expected tax expense (benefit) – Federal	$(1,028,400)	$(110,400)
Non-deductible stock compensation	8,500	51,300
Impairment loss	351,900	-
Derivative liability	385,200	-
Change in valuation allowance	282,800	59,100
Actual tax expense (benefit)	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2011	$ 831,000	2031
2010	$ 201,000	2030
Prior to 2010	$ 57,000	Prior to 2030
Total	$ 1,089,000

Note 12 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2011 and February 16, 2012, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

(A) Common Stock

On January 3, 2012, the Company issued 2,307,692 shares to a third party for services valued at $23,077 ($0.01/share), based upon the quoted closing trading price. The Company has decided not to continue a relationship with this third party, and the shares that have been issued are currently in dispute.

(B) Preferred Stock

Upon the creation and proper filing with the state of Nevada of a newly designated class of preferred stock, the terms of which will be memorialized in the certificate of designations, the following transactions have been authorized:

On January 31, 2012, the Company authorized the issuance of 2,500,000 preferred shares to a third party in an equity purchase agreement as payment for the execution of the agreement for $25,000 ($0.01/share), which is the best evidence of fair value. The agreement allows conversion of these shares into common stock at a conversion price equal to seventy percent (70%) of the average of the lowest two (2) closing bids for the five (5) trading days immediately preceding a conversion notice. These shares shall have no registration rights. These convertible preferred shares will be accounted for as a derivative liability at fair value.

On February 1, 2012, the Company authorized the issuance of 3,000,000 shares of preferred stock to a third party for monthly consulting services valued at $30,000 per month ($0.01/share), which is the best evidence of fair value . An equal portion of convertible preferred stock is to be paid monthly on the first of every month for twelve (12) months beginning February 1, 2012. These convertible preferred shares are expected to be accounted for as a derivative liability at fair value.

(C) Convertible Debt

On February 6, 2012, the Company entered into an unsecured convertible note agreement with a third party for $15,000, multiplied by a redemption premium equal to 120% of the principal amount, with a maturity date of August 31, 2012 and interest of 5%.  The holder, at its option, may elect at any time to convert any part or all of the principal amount of the note plus accrued interest into shares of common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice. This convertible debt will be accounted for as a derivative liability at fair value.