Form 10-Q
period 2011-12-31
A5 Laboratories Inc.
filed 2012-02-21
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138927

A5 LABORATORIES INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-5277531
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

22200 Trans Canada Hwy
Baie d’Urfé, QC, Canada, H9X 4B4
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

As of February 20, 2012, there were 58,184,388 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2011	2011
	(Unaudited)
Assets

Current assets
Cash	$708	$854
Other receivables	1,079	78,400
Total current assets	1,787	79,254

Property and equipment - net	258,974	267,829
Debt issue costs - net	34,098	39,068

Total assets	$294,859	$386,151

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$127,699	$140,664
Accounts payable - related party	415,719	282,470
Accrued interest payable	14,308	10,834
Notes/Advances payable - related party	28,964	30,618
Advances payable	1,802	-
Derivative liability	1,279,873	1,116,469
Convertible debt - net	56,160	41,824
Total current liabilities	1,924,525	1,622,879

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,246,677 and 49,246,677 issued and outstanding	52,247	49,247
Additional paid-in capital	2,188,143	2,141,143
Deficit accumulated during the development stage	(3,871,564)	(3,433,273)
Accumulated other comprehensive income	1,508	6,155
Total stockholders' (deficit)	(1,629,666)	(1,236,728)

Total liabilities and stockholders' (deficit)	$294,859	$386,151

See accompanying notes to the financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			June 21, 2006
			(Inception) to
	Three Months Ended December 31,		December 31,
	2011	2010	2011
Expenses
General and administrative expenses	$202,105	$182,249	$1,667,282
Impairment of software	-	-	1,035,027
Total	202,105	182,249	2,702,309

Other Income (Expense)
Interest expense	(72,781)	-	(162,261)
Derivative expense	-	-	(1,196,045)
Change in fair value of derivative liability	(163,404)	-	189,050
Total Other Expense - net	(236,185)	-	(1,169,255)

Net Loss	$(438,290)	$(182,249)	$(3,871,564)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.09)

Weighted average number of common shares outstanding during the period/year - basic and diluted	52,181,460	47,905,617	42,693,492

Comprehensive income (loss):
Net loss	$(438,290)	$(182,249)	$(3,871,564)
Foreign currency translation gain (loss)	1,508	(3,989)	-
Comprehensive loss	$(436,782)	$(186,238)	$(3,871,564)

See accompanying notes to the financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Three Months Ended December 31, 2011 and from June 21, 2006 (Inception) to September 30, 2011
(Unaudited)

				Deficit
				Accumulated	Accumulated
			Additional	During	Other	Total
	Common Stock, $0.001 Par Value		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity (Deficit)

Proceeds from the issuance of founders stock - ($0.0005/share)	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Proceeds from the issuance of founders stock - ($0.001/share)	15,000,000	15,000	-	-	-	15,000

Net loss - Inception (June 21, 2006) to September 30, 2006	-	-	-	(2,631)	-	(2,631)

Balance - September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	-	17,369

Proceeds from issuance of common stock ($0.004/share)	20,500,000	20,500	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	(16,960)	-	(16,960)

Balance - September 30, 2007	45,500,000	45,500	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	(18,199)		(18,199)

Balance - September 30, 2008	45,500,000	45,500	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	(19,076)	-	(19,076)

Balance - September 30, 2009	45,500,000	45,500	56,500	(56,866)	-	45,134

Proceeds from the issuance of common stock - ($0.65/share)	250,000	250	162,250	-	-	162,500

Common stock issued to acquire software ($0.88/share)	1,569,177	1,569	1,379,307	-	-	1,380,876

Proceeds from the issuance of common stock - ($0.80/share)	250,000	250	199,750	-	-	200,000

Common stock issued for consulting services ($0.80/share)	20,000	20	15,980	-	-	16,000

Common stock issued for consulting services ($0.90/share)	150,000	150	134,850	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	(351,790)	-	(351,790)
Foreign currency translation adjustment	-	-	-	-	(3,079)	(3,079)
Accumulated other comprehensive loss						(354,869)

Balance - September 30, 2010	47,739,177	47,739	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the issuance of common stock - ($0.32/share)	312,500	312	99,688	-	-	100,000

Proceeds from the issuance of common stock - ($0.20/share)	75,000	75	14,925	-	-	15,000

Debt discount on convertible notes - Original Issue Discount	-	-	27,122	-	-	27,122

Debt issue costs - warrants	-	-	26,901	-	-	26,901

Shares issued for conversion of note - ($0.12)	1,120,000	1,120	23,870			24,990

Net loss for the year ended September 30, 2011	-	-	-	(3,024,617)	-	(3,024,617)
Foreign currency translation adjustment	-	-	-	-	9,234	9,234
Accumulated other comprehensive loss						(3,018,461)

Balance - September 30, 2011	49,246,677	$49,247	$2,141,143	$(3,433,273)	$6,155	$(1,236,728)

Shares issued for conversion of note - ($0.12)	3,000,000	3,000	47,000	-	-	50,000

Net loss for the year ended December 31, 2011	-	-	-	(438,290)	-	(438,290)
Foreign currency translation adjustment	-	-	-	-	(4,647)	(4,647)
Accumulated other comprehensive loss						(436,781)

Balance - December 31, 2011	52,246,677	$52,247	$2,188,143	$(3,871,564)	$1,508	$(1,629,664)

See accompanying notes to the financial statements

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 21, 2006
			(Inception) to
	Three Months Ended December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(438,290)	$(182,249)	$(3,871,564)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	-	-	151,000
Impairment of software	-	-	1,035,027
Derivative expense	-	-	1,196,045
Depreciation	8,854	118,902	375,674
Amortization of debt issue cost	4,970	-	16,803
Amortization of debt discount	64,336	-	131,150
Change in fair value of derivative liabilities	163,404	-	(189,050)
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	77,321	(13,544)	(1,079)
Increase (decrease) in accounts payable and accrued expense	(12,965)	(19,816)	127,700
Increase in accounts payable - related party	133,249	-	415,719
Increase in accrued interest	3,474	-	14,308
Net cash provided by (used in) operating activities	4,353	(96,707)	(598,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(43,719)	(288,799)
Net cash used in investing activities	-	(43,719)	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	338	24,360	31,924
Proceeds from convertible notes payable	-	-	300,000
Proceeds from advances payable	1,802	-	1,802
Repayment of related party notes/advances	(1,992)	-	(2,960)
Cash paid as debt offering costs	-	-	(24,000)
Proceeds from issuance of common stock	-	100,000	579,500
Net cash provided by financing activities	148	124,360	886,266

Net (Decrease) in Cash	4,501	(16,066)	(800)
Effect of Exchange Rates on Cash	(4,647)	(910)	1,508

Cash - Beginning of Period/Year	854	17,794	-

Cash - End of Period/Year	$708	$818	$708

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$50,000	$-	$74,990
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$-	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$-	$27,122
Debt issue costs - warrants	$-	$-	$26,901

See accompanying notes to the financial statements

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)
Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2011 and 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories, Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc., which is based in Quebec, Canada.

The Company intends to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to raising capital.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Such estimates for the periods ended December 31, 2011 and 2010, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2011 and September 30, 2011, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and September 30, 2011, there were no balances that exceeded the federally insured limit.

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company recognized an impairment of $1,035,027 during the year ended September 30, 2011.  See Note 6.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

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

The Company had the following potential common stock equivalents:

	December 31, 2011	September 30, 2011

Warrants (1)	100,274,000	250,000
Convertible debt (1)	28,126,250	-
Total common stock equivalents (2)	128,400,250	250,000

(1)
The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock.  The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 5,219,443 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, other receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Foreign Currency Transactions

The Company’s functional currency is the Canadian Dollar.  The Company’s reporting currency is the U.S. Dollar.  All transactions initiated in Canadian Dollars are translated to U.S. Dollars as follows:

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

Foreign Country Risks

The Company may be exposed to certain risks as its operations are being conducted in Canada.  The Company’s results may be adversely affected by change in the political and social conditions in Canada due to governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation, among other things.  The Company does not believe these risks to be significant, and no such losses have occurred in the current or prior periods because of these factors.  However, there can be no assurance those changes in political and other conditions will not result in any adverse impact in future periods.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $438,290 for the three months ended December 31, 2011. The Company also has a working capital deficit of $1,922,738 and a deficit accumulated during the development stage of $3,871,564 at December 31, 2011. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 Fair Value of Financial Assets and Liabilities

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

At December 31, 2011, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended December 31, 2011.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	December 31, 2011	September 30, 2011
Level 1	$-	$-
Level 2 – Derivative Liability	1,279,873	1,116,469
Level 3	-	-
Total	$1,279,873	$1,116,469

Note 5 Other Receivables

As of December 31, 2011 and September 30, 2011, the Company had receivables of $1,079 and $78,400, respectively for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes.  The Company received substantial reimbursement during fiscal 2012.

Note 6 Property and Equipment

Property and equipment consists of the following:

	December 31, 2011	September 30, 2011	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(29,869)	(366,863)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$258,974	$267,829

(1) See Note 9(B) – related party
(2) See below related to related party purchases

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

During the year ended September 30, 2011, management evaluated the recoverability of long lived assets by determining whether the carrying value can be recovered through future cash flows. Management determined that it is more likely than not that no future cash flows are to be expected from the use of its software. Due to these circumstances, the remaining book value of the asset in the amount of $1,035,027 was fully impaired and is included in the statements of operations for the year ended September 30, 2011.

The leasehold improvements were completed and placed into service in July 2011.

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s Chief Executive Officer during fiscal years ended 2010 and 2011 as follows:

2010	$79,765
2011	24,357
$104,122
See Note 8(A) for software acquired from a related party.

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	December 31, 2011	September 30, 2011
Notes payable (1)	$30,956	$30,618
Advances (2)	415,719	282,470
Less: payments	(1,992)	-
Total related party liabilities	$444,683	$313,088

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

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

At December 31, 2011, the Company accrued interest of $14,308. In addition, $3,475 is a component of interest expense for the three months ended December 31, 2011.

On February 23, 2011, the Company entered into a secured convertible promissory note with a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months.  No additional draw downs occurred as of the period ended December 31, 2011.

In January 2012, the Company received an additional $22,000 from this lender, under the same terms above, which is convertible to shares under the terms described below.

The number of shares of common stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the Market Price or (ii) the Floor Price. Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date, provided, however, that if the market prices fall below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points.  The “Floor Price” is defined as $0.12. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the Lender.

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

(c) Events of Default. The occurrence of any Event of Default.

As a result of the triggering events (a) and (b) listed above, the Company computed the exercise price related to convertible debt, without regard to the floor price.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:
•	8% cash – which is equivalent to $24,000, and
•	8% warrants – having a fair value of $26,901, which was computed as follows;

	Commitment Date
Expected dividends		0%
Expected volatility		180%
Expected term: conversion feature	2 year	s
Risk free interest rate		1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:
•	8% cash – which is equivalent to $1,760, and
•	8% warrants – having a fair value of $154, which was computed as follows;

	Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 year	s
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901

Amortization of debt issue costs, September 30, 2011	(11,833)

Amortization of debt issue costs, December 31, 2011	(4,970)

Debt issue costs - net	$34,098

(D)	Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts totaling $300,000 and $0, respectively.

The debt discount recorded in 2011 and 2012 pertain to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the three months ended December 31, 2011, the Company amortized $64,336 in debt discount.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Note 8 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock issued in 2012

On October 2, 2011, a lender converted $50,000 pertaining to a note it held with an original principal of $300,000, for 3,000,000 shares of common stock ($0.0166667/share).   The quantity of shares issued is based upon the formula described above pertaining to the effect of the triggering event (see Note 7(B)).

Stock issued 2011

During November and December 2010, the Company issued 312,500 shares of common stock for $100,000 ($0.32/share).

On June 14, 2011, the Company issued 75,000 shares of common stock for $15,000 ($0.20/share).

On September 2, 2011, a lender converted $24,990 pertaining to a note it held with an original principal of $300,000, for 1,120,000 shares of common stock ($0.022313/share).  The quantity of shares issued is based upon the formula described above pertaining to the effect of the triggering event (see Note 7(B)).

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Stock Issued in 2006

On June 21, 2006 (Inception), the Company issued 10,000,000 shares of common stock for $5,000 ($0.0005/share) to directors and officers of the Company.

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2011 and 2010:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2011	1,074,000	$0.30	1.27	$8,560
Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-
Balance – December 31, 2011 - outstanding	1,074,000	$0.30	1.02	$-
Balance – December 31, 2011 - exercisable	1,074,000	$0.30	1.02	$-

Note 9 Commitments and Contingencies

(A) Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(B) Facility Lease – Related Party

The Company has subleased office space from a company controlled by the Company’s Chief Executive Officer for a term of five years through March 31, 2015.  The lease is expected to be renewed at the time of maturity for an additional five years.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following approximate minimum lease payments are presented using the translation rate as of September 30:

2012 (9 months ended)	$130,500
2013	174,000
2014	174,000
2015	87,000
Total minimum lease payments	$565,500

Rent expense for the three months ended December 31, 2011 and 2010 was $43,970 and 44,249, respectively.

(C) Equipment Lease

The Company has an agreement to rent equipment for a term of two years through January 31, 2013.

Rental equipment expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting.  The following approximate minimum lease payments are presented using the translation rate as of September 30:

2012 (9 months ended)	$31,500
2013	14,000
Total minimum lease payments	$45,500

Rental equipment expense for the three months ended December 31, 2011 and 2010 was $11,085 and $0, respectively.

Note 10 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 7(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2010	$
Fair value at the commitment date for convertible notes issued		1,468,923
Fair value mark to market adjustment – September 30, 2011		(352,454)
Fair value mark to market adjustment – December 31, 2011		163,404
Derivative liability balance at December 31, 2011		$1,279,873

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $0 for the three months ended December 31, 2011.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011
(Unaudited)

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	February 23, 2011		December 31, 2011
	Commitment Date		Remeasurement Date
Expected dividends		0%	0%
Expected volatility		180%	364%
Expected term: conversion feature	4 year	s	3.15 year	s
Risk free interest rate		1.73%	0.36%

Note 11 Other Related Party Transactions

The Company accrues consulting and rental fees to its Chief Executive Officer as follows:

September 30, 2011	$282,470
Additions: Three months ended December 31, 2011	133,249
December 31, 2011	$415,719
The consulting and rental fees are components of general and administrative expenses.

Note 12 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2011 and February 20, 2012, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

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

On February 1, 2012, the Company authorized the issuance of 3,000,000 shares of preferred stock to a third party for monthly consulting services valued at $30,000 per month ($0.01/share), which is the best evidence of fair value. The Company will issue 3,000,000 shares per month for a period of 12 months commencing February 1, 2012, having a fair value of $30,000, based upon the value of the contracted services. These convertible preferred shares will be accounted for as a derivative liability at fair value.

(C) Convertible Debt

On February 6, 2012, the Company entered into an unsecured convertible note agreement with a third party for $15,000, multiplied by a redemption premium of 120%, with a maturity date of August 31, 2012 and interest of 5%.  The holder, at its option, may elect to convert any part or all of the principal amount of the note plus accrued interest into shares of common stock at a conversion price equal to 50% of the average of the two lowest closing bid prices during the five trading days immediately prior to the date of the conversion notice. This convertible debt will be accounted for as a derivative liability at fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Our results of operations are summarized below:

	Quarter Ended December 31, 2011 ($)	Quarter Ended December 31, 2010 ($)
Revenue	0.00	0.00
Expenses	(202,105)	(182,249)
Other Income (Expenses)	(236,185)	0.00
Net Loss	(438,290)	(182,249)
Loss Per Share	(0.01)	(0.00)

Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

During the three months ended December 31, 2011, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended December 31, 2011 and 2010 can be summarized as follows:

	For the Three Months Ended December 31,
	2011 ($)	2010 ($)	Difference ($)
Management fees to related party – Note 11	119,316	0.00	119,316
Professional fees	18,743	1,866	16,877
Rent paid to related party – Note 9(B)	43,970	44,249	(279)
General and administrative expenses	20,075	136,134	(116,059)
Other income (expense) - net	236,185	0.00	236,185

Our net loss for the three month period ended December 31, 2011 was $438,290, compared to a net loss of $182,249 for the three month period ended December 31, 2010 (an increase of $256,041).  During the three month periods ended December 31, 2011 and December 31, 2010, we did not generate any revenues from operations.

During the three month period ended December 31, 2011, we incurred operating expenses (and respective net operating losses) of $202,105, compared to operating expenses of $182,249 incurred during the three month period ended December 31, 2010 (an increase of $19,856).  The operating expenses incurred during the three month period ended December 31, 2011 and 2010 consisted of (i) $119,316 and $0 of management fees to a related party; (ii) $18,743 and $1,866 in fees paid to professionals: (iii) $43,970 and $44,249 in rent paid to an officer of the Company; and (iv) $20,075 and $136,134 in other general and administrative expenses, respectively.  Our expenses increased during the three month period ended December 31, 2011, primarily based on the increased scope and scale of our business operations relating to the activity engaged by our two operating labs.  Thus, expenses increased primarily resulting from an increase of $119,316 in management fees to an officer of the Company and $18,743 in professional fees.

Other expenses incurred during the three month period ended December 31, 2011, included: (i) interest expense of ($72,781) and (ii) change in fair value of derivative liability of ($163,404). During the three months ended December 31, 2011, the total increase of ($263,185) in other income and expenses was comprised primarily of a charge of ($72,781) in interest expense and a $(163,404) from a change in the fair value of the derivative liability. Therefore, our net loss and loss per share during the three month period ended December 31, 2011, was $438,290 or $0.01 per share, compared to a net loss and loss per share of $182,249 or $0.00 per share during the three month period ended December 31, 2010.  The weighted average number of shares outstanding was 52,181,460 for the three month period ended December 31, 2011, compared to 47,905,617 for the three month period ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, our current assets were $1,787 and our current liabilities were $1,924,525, which resulted in a working capital deficiency of ($1,922,738).  As of December 31, 2011, current assets were comprised of: (i) $708 in cash; and (ii) $1,079 in Canadian General Service Taxes refundable. As of December 31, 2011, current liabilities were comprised of: (i) $127,699 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $14,308 in accrued interest payable; (iv) $28,964 in notes payable due to a related party; (v) $56,160 in convertible debt (net of $168,850 of discount); (vi) a derivative liability of $1,279,873 resulting from a convertible note payable issued to an officer of the Company; and (vii) advances payable in the amount of $1,802.

As of December 31, 2011, our total assets of $294,859 were comprised of: (i) $1,787 in current assets; (ii) $34,098 in debt issue costs (net of $16,803 of amortization); and (iii) $258,974 in property and equipment (net of $29,869 of depreciation).  As of December 31, 2011, our total liabilities of $1,924,525 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $392,938 from ($1,236,728) as of December 31, 2010 to ($1,629,666) as of December 31, 2011.  The change in Stockholder’s deficit was comprised of (i) 3,000,000 shares issued for the partial conversion of a note with the value of $50,000; (ii) a change in accumulated other comprehensive income due to a foreign currency translation adjustment of $4,647; and (iii) a net loss for the quarter ended December 31, 2011, of ($438,290).

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities.  For the quarter ended December 31, 2011, net cash flows provided by operations was $4,353. Net cash flows used in operating activities for the quarter ended December 31, 2011, consisted of a net loss of ($438,290) adjusted by: (i) $8,854 in depreciation expense; (ii) $4,970 in amortization of debt issue cost; and (iii) $64,336 in amortization of debt discount. Net cash flows used by operating activities was further changed by an decrease of (i) $77,321 in other receivables; (ii) an increase of ($163,404) due to an increase in the fair value of derivative liabilities; (iii) an increase of $3,474 in accrued interest; (iv) an increase of 133,249 in accrued interest payable on notes payable due to a related party; and (v) an increase in accounts payable and accrued interest of $(12,965).

Cash Flows from Investing Activities

For the quarter ended December 31, 2011, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the quarter ended December 31, 2011, net cash flows provided from financing activities was $148 which consisted of (i) $338 in proceeds from related party advances; (ii) $1,802 in notes from a third party; and (iii) ($1,992) in repayments on related party advances and notes.

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

For purposes hereof the “Floor Price” is defined as $0.12. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender.

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000, of which $64,336 was amortized and expensed during the quarter ended December 31, 2011.

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

Such estimates for the quarter ended December 31, 2011 and 2010, and assumptions affect, among others, the following:

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the SEC on February 16, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(d) Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A5 LABORATORIES INC.

Dated: February 21, 2012	By:	/s/ Richard Azani
Name: Richard Azani
Title: Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)