Form 10-Q
period 2012-06-30
A5 Laboratories Inc.
filed 2013-06-19
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138927

A5 LABORATORIES INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-5277531
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

A 5 Labs, Inc.
2525 Robinhood Ln
Houston, Texas 77005
(Address of principal executive offices)

(713) 465-1001
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

As of June 11, 2013, there were 100,000,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets

Current assets
Cash	$788	$854
Other receivables	1,079	78,400
Total current assets	1,867	79,254

Property and equipment - net	242,232	267,829
Debt issue costs - net	29,182	39,068

Total assets	$273,281	$386,151

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$140,664
Accounts payable - related party	415,719	282,470
Accrued interest payable	26,644	10,834
Notes/Advances payable - related party	27,173	30,618
Advances payable	-	-
Derivative liability	950,416	1,116,469
Convertible debt - net	106,243	41,824
Total current liabilities	1,648,805	1,622,879

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 58,354,369 and 49,246,677 issued and outstanding	58,355	49,247
Additional paid-in capital	2,233,529	2,141,143
Deficit accumulated during the development stage	(3,667,913)	(3,433,273)
Accumulated other comprehensive income	505	6,155
Total stockholders' (deficit)	(1,375,524)	(1,236,728)

Total liabilities and stockholders' (deficit)	$273,282	$386,151

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,		June 21, 2006 (Inception) to June 30,
	2012	2011	2012	2011	2012

Expenses
General and Administrative Expenses	$8,533	$293,440	$369,183	$810,282	$1,834,358
Impairment of software	-	-	-	-	1,035,027
Total	8,533	293,440	369,183	810,282	2,869,385

Other (Expense)
Interest expense	(30,747)	(253,984)	(136,308)	(265,142)	(208,443)
Tax refunds		-	36,071	-	36,071
Derivative expense			-	(1,196,045)	(1,196,045)
Change in fair value of derivative liability	(73,444)		426,209	217,341	377,887
Total Other (Expense) - net	(104,191)	(253,984)	325,972	(1,243,846)	(990,530)

Net Income (Loss)	$(112,724)	$(547,424)	$(43,211)	$(2,054,128)	$(3,859,914)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	58,354,369	48,051,677	53,884,256	47,991,009

A5 LABORATORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,		June 21, 2006 (Inception) to June 30, 2012
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,211)	$(2,054,128)	$(3,859,914)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	30,000	-	181,000
Impairment of software	-	-	1,035,027
Derivative expense	-	1,196,045	1,196,045
Depreciation	25,598	236,219	383,885
Amortization of debt issue cost	9,886	9,383	21,719
Amortization of debt discount	110,610	-	141,668
Change in fair value of derivative liabilities	(426,209)	(217,341)	(451,331)
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	77,321	(30,603)	(1,079)
Increase (decrease) in accounts payable and accrued expense	(18,054)	28,428	191,338
Increase in accounts payable - related party	133,249	-	415,719
Increase in accrued interest	15,810	1,775	14,308
Net cash provided by (used in) operating activities	(85,000)	(830,222)	(731,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(100,704)	(288,799)
Net cash used in investing activities	-	(100,704)	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-	34,430	31,586
Proceeds from convertible notes payable	40,303	300,000	325,303
Notes Issued for Professional services	53,727	-	-
Repayment of related party notes/advances	-	(7,329)	(968)
Cash paid as debt offering costs	-	(24,000)	(24,000)
Proceeds from issuance of common stock	-	100,000	579,500
Net cash provided by financing activities	94,030	403,101	911,421

Net (Decrease) in Cash	9,030	(527,825)	(108,993)
Effect of Exchange Rates on Cash	(9,096)	(5,599)	(2,941)

Cash - Beginning of Period/Year	854	17,794	-

Cash - End of Period/Year	$788	$(515,630)	$(111,934)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$71,494	$-	$96,484
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and nine months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

Such estimates for the periods ended June 30, 2012 and 2011, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2012 and September 30, 2011, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2012 and September 30, 2011, there were no balances that exceeded the federally insured limit.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

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

The Company had the following potential common stock equivalents at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Warrants (1)	7,894,737	250,000
Convertible debt (1)	11,118,114	-
Total common stock equivalents (2)	19,012,851	250,000
____________
(1)
The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock. The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%. The investor is limited to 5,835,437 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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
June 30, 2012
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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $43,211 for the nine months ended September 30, 2012. The Company also has a working capital deficit of $1,646,938 and a deficit accumulated during the development stage of $3,667,913 at June 30, 2012. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At June 30, 2012, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended June 30, 2012.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	June 30, 2012	September 30, 2011
Level 1	$-	$-
Level 2 – Derivative Liability	950,416	1,116,469
Level 3	-	-
Total	$950,416	$1,116,469

Note 5 Other Receivables

As of June 30, 2012 and September 30, 2011, the Company had receivables of $1,079 and $78,400, respectively for taxes paid on products and services. Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities. The Company is eligible to receive credit for both taxes. The Company received substantial reimbursement during fiscal 2012.

Note 6 Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	September 30, 2011	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(45,969)	(366,863)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$242,232	$267,829
__________
(1) See Note 8(B) – related party
(2) See below related to related party purchases

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	June 30, 2012	September 30, 2011
Notes payable (1)	$30,956	$30,618
Advances (2)	415,719	282,470
Less: payments	(3,783)	-
Total related party liabilities	$442,892	$313,088
_________
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
June 30, 2012
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

On February 23, 2011, the Company entered into a secured convertible promissory note with a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months. No additional draw downs occurred as of the period ended June 30, 2012. In January 2012, the Company received an additional $22,000 from this lender, under the same terms above, which is convertible to shares under the terms described below.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)
(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and
●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, December 31, 2011	(4,970)
Amortization of debt issue costs, June 30, 2012	(4,917)
Debt issue costs - net	$29,181

(D)  Debt Discount

During the year ended 2011 and 2010, the Company recorded debt discounts totaling $300,000 and $0, respectively.

The debt discount recorded in 2011 and 2012 pertain to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the nine months ended June 30, 2012, the Company amortized $125,192 in debt discount.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
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
June 30, 2012
(Unaudited)

Stock issued in 2007

During 2007, the Company issued 20,500,000 shares of common stock for $82,000 ($0.004/share).

Stock Issued in 2006

On June 21, 2006 (Inception), the Company issued 10,000,000 shares of common stock for $5,000 ($0.0005/share) to directors and officers of the Company.

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at June 30, 2012 and 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2011	1,074,000	$0.30	1.27	$8,560
Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-
Balance – June 30, 2012 - outstanding	1,074,000	$0.30	0.52	$-
Balance – June 30, 2012 - exercisable	1,074,000	$0.30	0.52	$-

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

(B) Facility Lease – Related Party

The Company has subleased office space from a company controlled by the Company’s Chief Executive Officer for a term of five years through June 30, 2015. The lease is expected to be renewed at the time of maturity for an additional five years.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

Rent expense will be translated in future periods at the balance sheet dates for purposes of financial statement reporting. The following approximate minimum lease payments are presented using the translation rate as of September 30:

2012 (9 months ended)	$130,500
2013	174,000
2014	174,000
2015	87,000
Total minimum lease payments	$565,500

Rent expense for the six months ended June 30, 2012 and 2011 was $43,970 and 44,249, respectively.

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

Rental equipment expense for the six months ended June 30, 2012 and 2011 was $24,566 and $0, respectively.

Note 10 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 7(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2010	$
Fair value at the commitment date for convertible notes issued		1,468,923
Fair value mark to market adjustment – September 30, 2011		(352,454)
Derivative liability associated with new issuances through June 30, 2012		(160,156)
Fair value mark to market adjustment through June 30, 2012		426,209

Derivative liability balance at June 30, 2012		$950,416

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012
(Unaudited)

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $0 for the three months ended December 31, 2011.

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	February 23, 2011	June 30, 2012
	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	298%
Expected term: conversion feature	4 years	2.65 years
Risk free interest rate	1.73%	0.25%

Note 11 Other Related Party Transactions

The Company accrues consulting and rental fees to its Chief Executive Officer as follows:

September 30, 2011	$282,470
Additions: Six months ended June 30, 2012	133,249
June 30, 2012	$415,719

The consulting and rental fees are components of general and administrative expenses.

Note 12 Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Our results of operations are summarized below:

	Quarter Ended June 30, 2012 ($)	Quarter Ended June 30, 2011 ($)
Revenue	0.00	0.00
Expenses	(8,533)	(293,440)
Other Income (Expenses)	(104,191)	(253,984)
Net Income (Loss)	(112,724)	(547,424)
Income (Loss) Per Share	(.005)	(0.01)

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended June 30, 2012 and 2011 can be summarized as follows:

	For the Three Months Ended June 30,
	2012 ($)	2011 ($)	Difference ($)
Management fees to related party – Note 7	-0-	3,810	(3,810)
Professional fees	-0-	5,876	(5,876)
General and administrative expenses	8,533	283,654	(275,121)

Our net loss for the three month period ended June 30, 2012 was $112,724, compared to a net loss of $547,424 for the three month period ended June 30, 2011, an improvement of $436,700.

During the three month period ended June 30, 2012, we incurred operating expenses (and respective net operating losses) of $8,533, compared to operating expenses of $293,440 incurred during the three month period ended June 30, 2011,a decrease of $283,654. The operating expenses incurred during the three month period ended June 30, 2012 and 2011 consisted of (i) $0 and $3,810 of management fees to a related party; (ii) $0 and $5,823 in fees paid to professionals; and (iii) $8,533 and $283,654 in other general and administrative expenses, respectively. Our expenses decreased during the three month period ended June 30, 2012 by $284,907 primarily due to reduced general and administrative expenses of $275,121. These expenses decreased due to a reduction in operating activities.

Other income incurred during the three month period ended June 30, 2012, was comprised of the change in the fair value of the derivative liability of $73,444 and interest expense of $30,747. During the three months ended June 30, 2012, the total decrease of $149,793 in other income and expenses was comprised primarily from the change in the interest expense offset by the fair value of the derivative liability.

Therefore, our net income and income per share during the three month period ended June 30, 2012, was $112,724 or $0.005 per share, compared to a net loss and loss of $547,424 or $0.01 per share during the three month period ended June 30, 2011. The weighted average number of shares outstanding was 58,354,369 for the three month period ended June 30, 2012, compared to 48,051,677 for the three month period ended June 30, 2011.

Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011

During the nine months ended June 30, 2012, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the six months ended June 30, 2012 and 2011 can be summarized as follows:

	For the Three Months Ended June 30,
	2012 ($)	2011 ($)	Difference ($)
Management fees to related party – Note 7	215,469	-0-	215,469
Professional fees	25,166	1,866	23,300
Rent paid to related party	43,970	44,249	(279)
General and administrative expenses	76,046	470,727	(404,681)

Our net loss for the six month period ended June 30, 2012 was $121,918, compared to a net loss of $1,506,704 for the six month period ended June 30, 2011, (a decreased loss of $1,384,788). During the three month periods ended June 30, 2012 and June 30, 2011, we did not generate any revenues from operations.

During the six month period ended June 30, 2012, we incurred operating expenses (and respective net operating losses) of $360,650, compared to operating expenses of $516,842 incurred during the six month period ended June 30, 2012,a decrease of $156,192. The operating expenses incurred during the six month period ended June 30, 2012 and 2011 consisted of (i) $215,469 and $0 of management fees to a related party; (ii) $25,166 and $1,866 in fees paid to professionals; (iii) Rent paid to related party of $43,970 and $44,249; and (iv) $76,046 and $470,727 in other general and administrative expenses, respectively. Our expenses decreased during the six month period ended June 30, 2012 by $156,192 primarily due to reduced general and administrative expenses of $404,681 offset by an increase of $215,469 in management fees to an officer of the Company and $23,300 in professional fees . These expenses increased primarily from the increased scope and scale of our business operations relating to the activity engaged by our two operating labs.

Other income incurred during the six month period ended June 30, 2012, was comprised of the change in the fair value of the derivative liability of $452,805, and a tax refund of $36,071. These were offset by derivative expense on new note issuances of $144,581 and interest expense of $105,561. During the six months ended June 30, 2012, the total decrease of $1,384,788 in other income and expenses was comprised primarily from the change in the fair value of the derivative liability plus derivative liability expense on new issuances.

Therefore, our net loss and loss per share during the six month period ended June 30, 2012, was $121,916 or $0.002 per share, compared to a net loss and loss of $1,506,704 or $0.03 per share during the six month period ended June 30, 2011. The weighted average number of shares outstanding was 53,884,256 for the three month period ended June 30, 2012, compared to 47,977,845 for the six month period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, our current assets were $1,868 and our current liabilities were $1,440,662, which resulted in a working capital deficiency of $1,438,754. As of June 30, 2012, current assets were comprised of: (i) $789 in cash; and (ii) $1,079 in Canadian General Service Taxes refundable. As of June 30, 2012, current liabilities were comprised of: (i) $191,337 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $14,308 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $70,487 in convertible debt (net of $168,850 of discount); (vi) a derivative liability of $721,598 resulting from a convertible note payable and warrants issued to an officer of the Company.

As of June 30, 2012, our total assets of $281,814 were comprised of: (i) $1,868 in current assets; (ii) $29,182 in debt issue costs (net of $16,803 of amortization); and (iii) $250,764 in property and equipment (net of $29,226 of depreciation). As of June 30, 2012, our total liabilities of $1,440,662 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) increased $77,920 from ($1,236,728) as of September 30, 2011 to ($1,158,808) as of June 30, 2012. The change in Stockholder’s deficit was comprised of (i) 3,000,000 shares issued for the partial conversion of a note with the value of $71,494; (ii) share-based compensation of $30,000; (ii) a change in accumulated other comprehensive income due to a foreign currency translation adjustment of ($5,650); and (iii) a net loss for the six months ended June 30, 2012, of ($7,406).

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities. For the six months ended June 30, 2012, net cash flows provided by operations was $(5,754). Net cash flows used in operating activities for the six months ended June 30, 2012, consisted of a net loss of ($7,406) adjusted by: (i) $17,065 in depreciation expense; (ii) $9,886 in amortization of debt issue cost; and (iii) $74,854 in amortization of debt discount. Net cash flows used by operating activities was further changed by an decrease of (i) $77,321 in other receivables; (ii) a decrease of $394,871 due to an decrease in the fair value of derivative liabilities; (iii) an increase of $3,474 in accrued interest; (iv) an increase of 133,249 in accrued interest payable on notes payable due to a related party; and (v) an increase in accounts payable and accrued interest of $50,674.

Cash Flows from Investing Activities

For the six months ended June 30, 2012, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended June 30, 2012, net cash flows provided from financing activities was $25,303 from advances from convertible notes.

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

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation. This calculation resulted in a total debt discount of $300,000, of which $64,336 was amortized and expensed during the quarter ended June 30, 2012.

Southridge Footnote
Lucosky footnote

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

Such estimates for the quarter ended June 30, 2012 and 2011, and assumptions affect, among others, the following:

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
________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A5 LABORATORIES, INC.

Dated: _______, 2013	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)