Form 10-K
period 2012-09-30
A5 Laboratories Inc.
filed 2013-08-15
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-138927

A5 LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 Robinhood Street,  Suite 1100
Houston, TX  77005
  (Address of principal executive offices)

(713) 465 - 1001
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☑ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of  “ large accelerated filer, ” “ accelerated filer ”  and  “ smaller reporting company ”  in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 13, 2013, based on a closing price of $0.0039 was approximately $308,000.  As of August 14, 2013, the registrant had 100,000,000 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

PART I

ITEM 1. BUSINESS.

Company History

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc.  On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc.  On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1.  Our business offices are located at 2525 Robinhood Ln, S1100 , Houston TX and our telephone number is (713) 465-1001.

Principal Services

Contract Research and Laboratory Services

We plan to offer a full range of testing services to the pharmaceutical industry in a variety of fields, all in compliance with Good Laboratory Practices (GLP) and current Good Manufacturing Practices regulations (camp) through in-house and outsourcing arrangements.  The comprehensive services we provide help to expedite the development process by providing immediate resources and technical expertise to help our clients meet deadlines, pursue projects of varying priority and risk, handle changes in workload, handle multiple projects, and pursue developments without in-house resources.  Our Custom Research Organization (CRO) services can be divided into two sections: Analytical and Quality Assurance.

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

Quality Assurance and Support Services

We will also provide various support services via which clients receive quality testing data on their products through compliance with Good Laboratory Practices (GLPs) and Good Manufacturing Practices (GMPs).  The Quality Assurance department independently audits and tracks every project to assure accurate and reliable results.  Every report includes a Quality Assurance Letter verifying and qualifying data and compliance, which completes the audit trail.  We can prepare or help our customer to obtain all regulatory authorization to import and distribute their pharmaceutical product via getting D.I.N ( drug identification Number) or nutraceuticals products via getting N.P.N (natural product Number) from Health Canada.

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

Actimmune, a recombinant human IFN-gamma currently approved for IFN-gamma immunotherapy is expensive - ~ 3x10 6  IFN Units or 100 micrograms cost $470 US (Sigma catalogue # I1520).  In chronic hepatitis B, for instance, treatment of a single patient requires 150 micrograms per day for 4 weeks and costs $19,740 US.  Treating 1000 patients would then cost ~ $20 million US.  Cost reductions as function of number of patients to be treated can be envisaged, however even a two-fold reduction would make little difference in the cost of treating large number of chronic hepatitis B sufferers.  This same rationale applies to many of the diseases that are potentially susceptible to IFN-gamma immunotherapy and currently limits the use of IFN-gamma - making it at best a second line therapy.

Current production of natural human IFN-gamma from 5 kg of spleen cells obtained from 10-20 human donors will yield 3X10 9  IFN Units of IFN-gamma or 10 6  doses.  Based on the site visit, cost of production at laboratory scale can be set at $100,000 US for 10 6  doses, or $0.10 US per dose.  However, this cost per dose will probably increase ten-fold when manufactured under GMP (Good Manufacturing Practice) conditions.  The cost is then estimated at $1 US per dose when produced under GMP.  Production scaled up 100 fold without further increase in cost is challenging but feasible.

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

Competition

CRO

We face competition from various CRO companies ranging from small, private businesses to large enterprises.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

●	develop awareness of our services among our client base;

●	continue developing the scope of services we can provide and improve efficiency and accuracy; and

●	increase our financial resources.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

We believe that we will be able to compete effectively in our industry because of:

●	well diversified portfolio of services and testing procedures; and

●	intimate knowledge of local and international pharmaceutical companies.

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

Interferon

We face many of the same challenges in developing our Interferon technology. We face competition from various pharmaceutical companies ranging from small, private businesses to large multinational enterprises.  Many of our competitors have longer operating histories, better brand recognition and greater financial resources than we do. In order for us to successfully compete in our industry we will need to:

●	further development of our Interferon technology;

●	assure that all of our technological progress is properly protected via intellectual property mechanisms; and

●	increase our financial resources.

We believe that we will be able to compete effectively in our industry due to the potential inherent advantages of our technology. The following are some of the potential advantages:

●
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

●
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

●
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

To be competitive and expand research into use of natural human gamma interferon, we anticipate that a single dose of natural human IFN-gamma corresponding to 3,000 units will be priced at $50 US (an equivalent dose of 3X10 6  Units of Actimmune costs $470 US).  Assuming a dose of 4,500 IFN Units per patient for 4 weeks and 10,000 patients treated yields more than $20,000,000 in sales.  A further 10-fold price reduction and one million patients treated, i.e. $5 US per dose to reach an even larger market, gives more than $200,000,000 in sales potential.  A sliding scale will be used in making the transition in cost reduction to maximize profitably.  The inventory of IFN-gamma doses remaining after projected sales is 50% of total doses produced in each scenario, allowing an additional margin in price reduction.

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

Employees

As of August 14, 2013, we had 2 employees, both of which are engaged on a full time basis.

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

The manufacture of Interferon requires, and our product candidates will require, raw materials and other components that must meet stringent regulatory requirements.  Some of these raw materials and other components are available only from a limited number of sources.  Obtaining approval to change, substitute or add a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing and regulatory approvals are necessary.

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

Future or existing patents issued to third parties may contain claims that conflict with our products.  We may be subject to infringement claims from time to time in the ordinary course of our business, and third parties could assert infringement claims against us in the future.  Litigation or interference proceedings could force us to:

●	stop or delay selling, manufacturing or using products that incorporate or are made using the challenged intellectual property;

●	pay damages; or

●	enter into licensing or royalty agreements that may not be available on acceptable terms, if at all.

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

A product candidate may fail to result in a commercially successful drug for other reasons, including the possibility that the product candidate may:

●	be found during clinical trials to be unsafe or ineffective;

●	fail to receive necessary regulatory approvals;

●	be difficult or uneconomical to produce in commercial quantities;

●	be precluded from commercialization by proprietary rights of third parties; or

●	fail to achieve market acceptance.

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

WE DEPEND HEAVILY ON THE PRINCIPAL MEMBERS OF OUR MANAGEMENT AND RESEARCH AND DEVELOPMENT TEAMS, THE LOSS OF WHOM COULD HARM OUR BUSINESS.

We depend heavily on the principal members of our management and research and development teams  Each of the members of the executive management team is employed “at will.”  The loss of the services of any member of the executive management team may significantly delay or prevent the achievement of product development or business objectives.

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chief Executive Officer and Chief Operating Officer each control approximately 25% of its voting stock through their ownership of the Series A Preferred Stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of August 14, 2013, we had 100,000,000 shares of common stock outstanding and 100,000,000 shares of preferred stock outstanding.  We intend to seek approval  to increase the authorized number of common shares to 500,000,000 and preferred stock to 200,000,000. We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

We rented an office totaling 10,000 square feet in area and were paying $15,000 in rent on a monthly basis.  The lease expired in January 2012 and the Company is no longer paying rent at that location. Commencing April 1, 2013, we began leasing property at our current location, 2525 Robinhood Street, Suite 1100, Houston TX.

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

Quarter ended	High	Low
September 2012	$0.01	$0.002
June 2012	$0.012	$0.0025
March 2012	$0.02	$0.005
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.11	$0.01
June 30, 2011	$0.12	$0.07
March 31, 2011	$0.25	$0.10
December 31, 2010	$0.87	$0.18

(b) Holders

As of August 14, 2013, a total of 100,000,000 shares of the Company’s common stock are authorized  and currently outstanding. They are held by approximately 14 shareholders of record.

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

Results of Operations

Our results of operations are summarized below:

	Year Ended September 30, 2012 ($)	Year Ended September 30, 2011 ($)
Revenue	None	None
Expenses	377,715	2,091,546
Other Income (Expenses)	1,071,994	(933,071)
Net Income (Loss)	694,279	(3,024,617)
Loss Per Share	0.01	(0.06)

Year Ended September 30, 2012 Compared to the Year Ended September 30, 2011

During the year ended September 30, 2012, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the years ended September 30, 2012 and 2011 can be summarized as follows:

	For the Year Ended September 30,
	2012 ($)	2011 ($)	Difference ($)
Management fees to related party – Note 7	215,469	258.940	258,940
Professional fees	25,166	139,327	107,929
Rent paid to related party – Note 7	43,970	183,916	111,335
General and administrative expenses	84,579	474,336	226,525
Impairment of software	-0-	1,035,027	1,035,027
Other income (expense) - net	1,071,994	(933,071)	(933,071)

Our net income for the year ended September 30, 2012, was $694,279 compared to a net loss of $3,024,617 for the year ended September 30, 2011, an improvement of $3,718,896.  During the years ended September 30, 2012 and September 30, 2011, we did not generate any revenues from operations.

During the year ended September 30, 2012, we incurred operating expenses (and respective net operating losses) of $377,715, compared to operating expenses of $2,091,546 incurred during the year ended September 30, 2011, a reduction in expenses of $1,713,831. The operating expenses incurred during the year ended September 30, 2012 and 2011, consisted of (i) $215,469 and $258,940, respectively, of management fees to a related party; (ii) $25,166 and $139,327, respectively, in fees paid to professionals; (iii) $43,970 and $183,916, respectively, in rent paid to an officer of the Company; (iv) $84,579 and $474,336, respectively, in other general and administrative expenses and (v) impairment of software of $0 and $1,035,027, respectively.  Our expenses decreased during the year ended September 30, 2012, primarily based on the reduced scope and scale of our business operations relating to the activity engaged by our two operating labs.  Additionally, expenses decreased primarily due to the impairment of software $1,035,027 in the fiscal year ended September 30, 2011 when Management determined that it was more likely than not that any significant future benefits would be realized due to the development costs.

Other expenses incurred during the year ended September 30, 2012, included: (i) interest expense of $206,024; (ii) derivative expense of $144,581, (iii) change in fair value of the derivative liability of ($1,386,527) and (iv) tax refund of $36,071.  During the year ended September 30, 2011, the $933,071 in other income and expenses was comprised primarily of charges of $1,196,045 due to derivative expense on newly issued debt, partially offset by the market to market accounting associated with the fair market value of the derivative liability.

Therefore, our net income and income per share during the year ended September 30, 2012 was $694,279 or $0.01 per share, compared to a net loss and loss per share of ($3,024,617) or ($0.06) per share during the year ended September 30, 2011.  The weighted average number of shares outstanding was 46,008,117 for the year ended September 30, 2012, compared to 48,051,677 for the year ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, our current assets were $1,867 and our current liabilities were $902,783, which resulted in a working capital deficiency of ($900,816).  As of September 30, 2012, current assets were comprised of: (i) $788 in cash; and (ii) $1,079 in Canadian General Service Taxes refundable.  As of September 30, 2012, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719  in accounts payable due to a related party; (iii) $37,458 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) 165,145 in convertible debt (net of $66,814 of discount); and (vi) a derivative liability of $134,678  resulting from a convertible note payable issued to an officer of the Company , the Company’s Legal Counsel and an investor.

As of September 30, 2012, our total assets of $264,748 were comprised of: (i) $1,867 in current assets; (ii) $29,182 in debt issue costs (net of $21,719 of amortization); and (iii) $233,699 in property and equipment (net of $52,535 of depreciation).  As of September 30, 2012, our total liabilities of $902,783 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) increased $598,693 from ($1,236,728) as of September 30, 2011 to ($638,035) as of September 30, 2012.  The change in Stockholder’s deficit was comprised primarily of net income of $694,279.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the year ended September 30, 2012, net cash flows used by operations was ($85,000).  Net cash flows used in operating activities for the year ended September 30, 2012, consisted of net income of $694,279 adjusted by: (i) ($1,386,527) in net income due to a change in the fair value of the derivative liability on convertible notes payable; (ii) $144,581 of derivative expense on new convertible notes issued; (iii) $30,000 in share based payments; (iv) $169,512 in amortization of debt issue cost; and (v) $9,886 in amortization of debt discount.  Net cash flows used by operating activities was further changed by an increase of (i) $77,321 in other receivables; (ii) an increase of $26,624 in accrued interest; (iii) a decrease of $18,054 in accrued interest payable; and (iv) an increase in accounts payable-related party of $133,249.

Cash Flows from Investing Activities

For the year ended September 30, 2012, net cash flows used in investing activities was $nil.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the year ended September 30, 2012, net cash flows provided from financing activities was $94,030, consisting of (i) $40,303 in proceeds from convertible promissory notes; (ii) $53,727 in the issuance of convertible notes payable for legal services provided.

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

Description	Estimated Completion Date	Estimated Expenses ($)

Legal and accounting fees	12 months	90,000
Due diligence expenses	12 months	60,000
General and administrative expenses	12 months	200,000
Total		350,000

Material Commitments

As of the date of this Annual Report, we do not have any material commitments other than as described below.

Convertible Debt

Fife Note

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

For purposes hereof the “Floor Price” is defined as $0.0028. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender.

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000, of which $169,512 was amortized and expensed during the year ended September 30, 2012.

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.

Southridge Partners II LP Note

Effective on February 6, 2012, the Company issued to Southridge Partners II LP  (“SRP II”) a convertible promissory note ( the “SRP II Note”) for funds provided of $15,000.  The SRP II Note bears interest at five percent (5%) per annum and matures on August 31, 2012.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the low two (2) closing bid prices for the five (5) days immediately preceding the conversion date.

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

Such estimates for the year ended September 30, 2012 and 2011, and assumptions affect, among others, the following:

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share, ” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2012 and 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended September 30, 2012, other than those matters disclosed on Form 8-K.

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

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a − 15(f) and 15d − 15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

●
As of September 30, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

●
As of September 30, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of September 30, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of August 14, 2013.

Name	Age	Position	Officer and/or Director Since

Frank Neukomm	64	Chief Executive Officer and Chairman	January 2013

Robert Farr	67	Chief Operating Officer and President	January 2013

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

Frank Neukomm, age 64, Chief Executive Officer, Chief Financial Officer, Chairman

Frank Neukomm has an extensive background in finance, mergers & acquisitions, and sales & marketing.  He served as a senior executive of brokerage and M&A companies, software companies, and telecom companies.  He was instrumental in industries as diverse as insurance, consumer retail goods, industrial services and wireless telecommunications.  Mr. Neukomm also arranged financing for and served as a director of several public companies.

Robert Farr, age 67, Vice President of Operations and Director

Robert C, Farr brings a 34 year diversified business background in operations leadership replete with examples of improved productivity and increased profits.  Broad experience with several Fortune 500 companies includes successes in marketing, customer relations, administration, finance, operations, new products and worldwide vendor selection / purchasing.  Mr. Farr’s recent experience includes securing and structuring funding for both public and private companies including debt and equity as well as international funding through the US Ex-Im Bank,  Mr. Farr has a BS in finance from Mississippi State University and was a U.S. Naval officer in the Vietnam Conflict.

Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, 15 U.S.C. 80a-1, et seq., as amended.

Family Relationships

None

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

ITEM 11. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended September 30, 2012 and 2011.

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)

Richard Azani	2012	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer	2011	$0	$0	$0	$0	$0	$0	$0

Gisele Matni	2011	$0	$0	$0	$0	$0	$0	$0
VP of Operations	2010	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards

None.

Director Compensation

The table below lists the aggregate amount of payments that were made to directors during the year ended September 30, 2012.

	Fees			Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Comp.	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)(1)	Total ($)

Richard Azani	-	-	-	-	-	-	-
Gisele Matni	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of August 14, 2013, our authorized capitalization was 200,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001.  As of August 19, 2013, there were 100,000,000 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of August 14, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of shares	Percent of Class
Common	John Fife	19,000,000	19%

	All officers and directors as a group (2 persons)	19,000,000	19%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Securities

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 100,000,000 shares of preferred stock, par value $0.001. All classes of common stock are currently outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company had been a party to a sublease agreement with a company controlled by Richard Azani, the Company’s former Chief Executive Officer.   See Item 2

The Company paid consulting fees to its former Chief Executive Officer of $-0- and $245,112 for the years ended September 30, 2012 and 2011, respectively.

Director Independence

The common stock of the Company trades on the OTCBB, a quotation system which currently does not have director independence requirements. As of September 30, 2012, none of the Company’s directors were considered to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

a. Audit Fees: Aggregate fees billed by Bravos and Associates CPA and Berman & Co. for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2012 and 2011, were approximately $-0- and $15,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended September 30, 2012 and 2011, respectively.

c. Tax Fees: Aggregate fees billed by Berman & Co. for tax services for the year ended September 30, 2012 and 2011, were $0 and $0, respectively.

d. All Other Fees: Aggregate fees billed by Berman & Co. for professional services other than those described above for the years ended September 30, 2012 and 2011, were approximately $23,000 and $28,000, respectively.

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

A5 LABORATORIES INC.

Date:Augest 14 ,2013	By:	/s/ Frank Neukomm
Frank Neukomm
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer, (Principal Executive Officer), Chairman of the Board	August 14, 2013
Frank Neukomm

/s/ Robert Farr	Chief Operations Officer and President	August 14, 2013
Robert Farr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
A5 Laboratories Inc.

We have audited the accompanying balance sheets of A5 Laboratories Inc. (a development stage company), as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the periods then ended and from June 21, 2006 (inception) to September 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A5 Laboratories, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended and from June 21, 2006 (inception) to September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $3,024,617 and net cash used in operations of $346,488 for the year ended September 30, 2012. The Company also has a working capital deficit of $900,916 and a deficit accumulated during the development stage of $2,738,994 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Bravos, CPA

August 14, 2013

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2012	2011
Assets
Current assets
Cash	$788	$854
Other receivables	1,079	78,400
Total current assets	1,867	79,254

Property and equipment - net	233,699	267,829
Debt issue costs - net	29,182	39,068

Total assets	$264,748	$386,151

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$140,664
Accounts payable - related party	415,719	282,470
Accrued interest payable	37,458	10,834
Notes/Advances payable - related party	27,173	30,618
Advances payable	-	-
Derivative liability	134,678	1,116,469
Convertible debt - net	165,145	41,824
Total current liabilities	902,783	1,622,879

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,838,491 and 49,246,677 issued and outstanding	46,439	49,247
Additional paid-in capital	2,054,015	2,141,143
Deficit accumulated during the development stage	(2,738,994)	(3,433,273)
Accumulated other comprehensive income	505	6,155
Total stockholders' (deficit)	(638,036)	(1,236,728)

Total liabilities and stockholders' (deficit)	$264,748	$386,151

A5 Laboratories, Inc.
(A Development Stage Company)
Years Ended September 30, 2012 and 2011
Statements of Operations
(Audited)

	2012	2011	June 21, 2006 (Inception) to September 30, 2012
Expenses
General and Administrative Expenses	$377,715	$1,056,519	$1,842,890
Impairment of software	-	1,035,027	1,035,027
Total	377,715	2,091,546	2,877,917

Other (Expense)
Interest expense	(206,024)	(89,480)	(295,504)
Tax refunds	36,071	-	36,071
Derivative expense	(144,581)	(1,196,045)	(1,340,626)
Change in fair value of derivative liability	1,386,527	352,454	1,738,981
Total Other (Expense) - net	1,071,994	(933,071)	138,923

Net Income (Loss)	$694,279	$(3,024,617)	$(2,738,994)

Net loss per common share - basic and diluted	$0.02	$(0.06)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	46,008,117	48,051,677

A5 Laboratories Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
Years Ended September 30, 2011 and September 30, 2010 and from June 21, 2006 (inception) to September 30, 2011

				Deficit	Accumulated
			Additional	Accumulated	Other	Total
	Common Stock, $0.001 Par Value		Paid-in	During	Comprehensive	Stockholders'
	Shares	Amount	Capital	Development Stage	Income (Loss)	Equity (Deficit)

Proceeds from the issuance of founders stock - ($0.0005/share)	10,000,000	$10,000	$(5,000)	$-	$-	$5,000

Proceeds from the issuance of founders stock - ($0.001/share)	15,000,000	15,000	-	-	-	15,000

Net loss - Inception (June 21, 2006) to September 30, 2006	-	-	-	(2,631)	-	(2,631)

Balance - September 30, 2006	25,000,000	25,000	(5,000)	(2,631)	-	17,369

Proceeds from issuance of common stock ($0.004/share)	20,500,000	20,500	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	(16,960)	-	(16,960)

Balance - September 30, 2007	45,500,000	45,500	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	(18,199)		(18,199)

Balance - September 30, 2008	45,500,000	45,500	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	(19,076)	-	(19,076)

Balance - September 30, 2009	45,500,000	45,500	56,500	(56,866)	-	45,134

Proceeds from the issuance of common stock - ($0.65/share)	250,000	250	162,250	-	-	162,500

Common stock issued to acquire software ($0.88/share)	1,569,177	1,569	1,379,307	-	-	1,380,876

Proceeds from the issuance of common stock - ($0.80/share)	250,000	250	199,750	-	-	200,000

Common stock issued for consulting services ($0.80/share)	20,000	20	15,980	-	-	16,000

Common stock issued for consulting services ($0.90/share)	150,000	150	134,850	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	(351,790)	-	(351,790)
Foreign currency translation adjustment	-	-	-	-	(3,079)	(3,079)
Accumulated other comprehensive loss						(354,869)

Balance - September 30, 2010	47,739,177	47,739	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the issuance of common stock - ($0.32/share)	312,500	312	99,688	-	-	100,000

Proceeds from the issuance of common stock - ($0.20/share)	75,000	75	14,925	-	-	15,000

Debt discount on convertible notes - Original Issue Discount	-	-	27,122	-	-	27,122

Debt issue costs - warrants	-	-	26,901	-	-	26,901

Shares issued for conversion of note - ($0.12)	1,120,000	1,120	23,870	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	(3,024,617)	-	(3,024,617)
Foreign currency translation adjustment	-	-	-	-	9,234	9,234
Accumulated other comprehensive loss						(3,018,461)

Balance - September 30, 2011	49,246,677	$49,247	$2,141,143	$(3,433,273)	$6,155	$(1,236,728)

Share rescission	(2,808,176)	(2,808)	(87,128)	-	-	(89,936)

Net income for the year ended September 30, 2011	-	-	-	694,279	694,279	(3,024,617)

Foreign currency translation adjustment	-	-	-	-	(5,650)	(5,650)

Balance - September 30, 2012	46,838,491	46,838	2,050,415	(2,738,994)	505	(638,036)

A5 LABORATORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	Year Ended June 30,		June 21, 2006 (Inception) to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$694,279	$(3,024,617)	$(2,738,994)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	30,000	-	181,000
Impairment of software	-	1,035,027	1,035,027
Derivative expense	144,581	1,196,045	1,196,045
Depreciation	34,130	364,254	383,885
Amortization of debt issue cost	9,886	11,833	21,719
Amortization of debt discount	169,512	66,814	141,668
Change in fair value of derivative liabilities	(1,386,527)	(352,454)	(451,331)
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	77,321	(44,236)	(1,079)
Increase (decrease) in accounts payable and accrued expense	(18,054)	107,542	191,338
Increase in accounts payable - related party	133,249	282,470	415,719
Increase in accrued interest	26,624	10,834	14,308
Net cash provided by (used in) operating activities	(85,000)	(346,488)	389,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(101,304)	(288,799)
Net cash used in investing activities	-	(101,304)	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-	31,586	31,586
Proceeds from convertible notes payable	40,303	300,000	325,303
Notes Issued for Professional services	53,727	-	-
Repayment of related party notes/advances	-	(968)	(968)
Cash paid as debt offering costs	-	(24,000)	(24,000)
Proceeds from issuance of common stock	-	115,000	579,500
Net cash provided by financing activities	94,030	421,618	911,421

Net (Decrease) in Cash	9,030	(26,174)	1,011,927
Effect of Exchange Rates on Cash	(9,096)	9,234	(2,941)

Cash - Beginning of Period/Year	854	17,794	-

Cash - End of Period/Year	$788	$854	$1,008,986

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$71,494	$-	$96,484
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

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

Such estimates for the years ended September 30, 2012 and 2011, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2012 and 2011, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2012 and 2011, there were no balances that exceeded the federally insured limit.

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

Since the Company reflected a net loss in 2012 and 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at September 30, 2012 and 2011:
	September 30, 2012	September 30, 2011

Warrants	7,894,737	33,607,333
Convertible debt	91,061,086	2,291,750
Total common stock equivalents	98,955,822	35,899,083

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

The realized exchange gains (losses) recorded at September 30, 2012 and 2011 were $nil, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had net utilized cash of $85,000 in operation for the year ended September 30, 2012. The Company also has a working capital deficit of $900,916 and a deficit accumulated during the development stage of $2,738,994 at September 30, 2011. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The following is the Company’s derivative liability measured at fair value on a recurring basis at September 30, 2012 and 2011:
	September 30, 2012	September 30, 2011
Level 1	$-	$-
Level 2 – Derivative Liability	134,678	1,132,889
Level 3	-	-
Total	$134,678	$1,132,889

Note 4 – Other Receivables

As of September 30, 2012 and 2011, the Company had receivables of $1,079 and $78,400, respectively for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and received the reimbursement during fiscal 2013.

Note 5 – Property and Equipment

Property and equipment consists of the following:

As of September 30,	2012	2011	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Office equipment	37,336	37,336	5
	1,669,719	1,669,719

Less: Accumulated depreciation	(400,993)	(366,863)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment – net	$233,699	267,829

(1) See Note 8(B) – related party
(2) See below related to related party purchases

During the years ended September 30, 2012 and 2011, management evaluated the recoverability of long lived assets by determining whether the carrying value can be recovered through future cash flows. Management determined that it is more likely than not that no future cash flows are to be expected from the use of its software. Due to these circumstances, the remaining book value of the asset in the amount of $1,035,027 was fully impaired and is included in the Statements of Operations for the year ended September 30, 2011 as a separate caption as prescribed under ASC 360-10-50-2.

The leasehold improvements were completed and placed into service in July 2011.

The Company purchased $24,357 of lab equipment from an entity controlled by the Company’s former Chief Executive Officer during fiscal year ended 2011. See Note 7 for software acquired from a related party.

Note 6 – Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	September 30, 2012	September 30, 2011
Note Payable (1)	$20,915	24,360
Advances (2)	7,226	7,226
Less: Payments received	(968)	(968)
Total related party liabilities	$27,173	30,618

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

(B) Convertible Debt – Secured – Derivative Liabilities

During 2012, the Company issued convertible notes as follows:

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

(c) Events of Default. The occurrence of any Event of Default.

As of September 30, 2012, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and
●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid – 2011	$50,901
Amortization of debt issue costs – 2011	(11,833)
Debt issue costs - net – 2011	$39,068

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.

Southridge Partners II LP  Note

Effective on February 6, 2012, the Company issued to Southridge Partners II LP  (“SRP II”) a convertible promissory note ( the “SRP II Note”) for funds provided of $15,000.  The SRP II Note bears interest at five percent (5%) per annum and matures on August 31, 2012.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the low two (2) closing bid prices for the five (5) days immediately preceding the conversion date.

(D) Debt Discount

During the year ended 2012 and 2011, the Company recorded debt discounts totaling $nil and $300,000, respectively.

The debt discount recorded in 2011 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value.

During 2011, the Company amortized $66,814 in debt discount.

Note 7 – Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2012

During 2012, the Company rescinded 3.4 million shares net related to John Fife

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2012 and 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2010	250,000	$1.20
Granted	824,000	$0.03
Forfeited/Cancelled	-	-
Exercised	-	-
Balance – September 30, 2011 - outstanding	1,074,000	$0.30	1.27	$8,560
Balance – September 30, 2011 - exercisable	1,074,000	$0.30	1.27	$8,560

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

(B) Operating Lease – Related Party

The Company had subleased office space from a company controlled by the Company’s former Chief Executive Officer.

Rent expense for the years ended September 30, 2012 and 2011 was $43,970 and $183,916, respectively.

Rent Expense is no longer being incurred.

(C) Operating Lease

The Company had an agreement to rent equipment for a term of two years.

Rental equipment expense for the years ended September 30, 2012 and 2011 was $0 and $30,592, respectively.

There are no minimum lease payments due under this obligation.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 6(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2011	$1,116,469
Fair value at the commitment date for convertible notes issued	135,380
Fair value mark to market adjustment	(1,386,527)
Derivative liability balance at September 30, 2011	$134,678

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

Note 10 – Other Related Party Transactions

The Company accrued consulting fees to its Chief Executive Officer of $-0- and $245,112 for the years ended September 30, 2012 and 2011, respectively.

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

	2012	2011
Gross deferred tax assets:
Net operating loss carryforward	$(917,000)	$(371,000)
Total deferred tax assets	917,000	371,000
Less: Valuation allowance	(917,000)	(371,000)
Net deferred tax assets recorded	$-	$-

The valuation allowance at September 30, 2011 was approximately $371,000. The net change in valuation allowance during the year ended September 30, 2012 was an increase of approximately $546,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2012.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2012 and 2011 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes), as follows:

	2012	2011
Expected tax expense (benefit) – Federal	$(547,700)	$(1,028,400)
Non-deductible stock compensation		8,500
Impairment loss	-	351,900
Derivative liability	434,700	385,200
Change in valuation allowance	113,000	282,800
Actual tax expense (benefit)	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration

2012	$113,000	2032
2011	$831,000	2031
2010	$201,000	2030
Prior to 2010	$57,000	Prior to 2030
Total	$1,202,000

Note 12 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2012 and August 14, 2013, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

(A)	Management Change

Management Changes were made in January 2013. Please see Item 10 above.

(B)	Issuance of Preferred Stock

On May 30, 2013, the Company issued 100 million shares of Series A Preferred (the ‘Series A”) stock as follows:

Recipient	Share amount	Position

Frank Neukomm	50,000,000	Chief Executive Officer and Director

Robert Farr	50,000,000	Chief Operating Office and Director

The Series A has a par value of $.001 and has voting rights equivalent to the company’s outstanding common stock.