Form 10-Q
period 2012-12-31
A5 Laboratories Inc.
filed 2013-09-03
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

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

As of September 3, 2013, there were 100,000,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2012	2012
	(Unaudited)
Assets

Current assets
Cash	$788	$788
Other receivables	1,079	1,079
Total current assets	1,867	1,867

Property and equipment - net	225,166	233,699
Debt issue costs - net	26,123	29,182

Total assets	$253,156	$264,748

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	48,272	37,458
Notes/Advances payable - related party	27,173	27,173
Advances payable	-	-
Derivative liability	49,159	134,678
Convertible debt - net	434,108	165,145
Total current liabilities	1,097,041	902,783

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 61,354,369 and 46,354,369 issued and outstanding	61,438	46,438
Additional paid-in capital	2,097,516	2,054,016
Deficit accumulated during the development stage	(3,003,345)	(2,738,994)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(843,885)	(638,035)

Total liabilities and stockholders' (deficit)	$253,156	$264,748

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31,		June 21, 2006 (Inception) to June 30,
	2012	2011	2012

Expenses
General and Administrative Expenses	$235,092	$202,105	$2,077,982
Impairment of software	-	-	$1,035,027
Total	235,092	202,105	3,113,009

Other (Expense)
Interest expense	(114,777)	(72,781)	$(410,281)
Tax refunds		-	$36,071
Derivative expense	(137,631)		$(1,478,257)
Change in fair value of derivative liability	223,150	(163,404)	$1,962,132
Total Other (Expense) - net	(29,258)	(236,185)	109,665

Net Income (Loss)	$(264,350)	$(438,290)	$(3,003,345)

Net loss per common share - basic and diluted	$(0.004)	$(0.009)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	60,779,150	47,905,617

A5 LABORATORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,		June 21, 2006 (Inception) to December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264,350)	$(438,290)	$(3,003,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based payments	58,500	-	239,500
Impairment of software		-	1,035,027
Derivative expense	137,631		1,478,257
Depreciation	8,533	8,854	409,483
Amortization of debt issue cost	3,059	4,970	24,778
Amortization of debt discount	103,963	64,336	340,289
Change in fair value of derivative liabilities	(223,150)	163,404	(1,962,132)
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	77,321	(1,079)
Increase (decrease) in accounts payable and accrued expense	-	(12,965)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	10,814	3,474	48,272
Net cash provided by (used in) operating activities	(165,000)	4,353	(852,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-	338	31,586
Proceeds from convertible notes payable			340,303
Notes Issued for Professional services	165,000	1,802	218,727
Repayment of related party notes/advances	-	(1,992)	(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	165,000	148	1,145,148

Net (Decrease) in Cash	-	4,501	3,729
Effect of Exchange Rates on Cash		(4,647)	(2,941)

Cash - Beginning of Period/Year	788	854

Cash - End of Period/Year	$788	$708	$788

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$-	$-	$96,484
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2012 and 2011.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2012 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

A5 Laboratories, Inc., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on December 31, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc., which is based in Quebec, Canada.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

Such estimates for the periods ended December 31, 2012 and 2011, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2012 and September 30, 2012, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2012 and September 30, 2012, there were no balances that exceeded the federally insured limit.

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
December 31, 2012
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

The Company had the following potential common stock equivalents at December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

Warrants (1)	7,894,737	7,894,737
Convertible debt (1)	442,326,525	91,061,086
Total common stock equivalents (2)	450,221,262	98,955,822

(1)
The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock.  The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 6,135,437 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
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
December 31, 2012
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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $264,350  for the three months ended December 31, 2012. The Company also has a working capital deficit of $1,095,174 and a deficit accumulated during the development stage of $3,003,345 at December 31, 2012. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)
At December 31, 2012, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended December 31, 2012.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	December 31, 2012	September 30, 2012

Level 1	$-	$-
Level 2 – Derivative Liability	49,159	134,678
Level 3	-	-
Total	$49,159	$134,678

Note 5 Other Receivables

As of December 31, 2012 and September 30, 2012, the Company had receivables of $1,079 for each period for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes.  The Company received substantial reimbursement during fiscal 2012.

Note 6 Property and Equipment

Property and equipment consists of the following:

	December 31, 2012	September 30, 2012	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(63,677)	(400,933)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$225,166	$233,699

(1) See Note 8(B) – related party
(2) See below related to related party purchases

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
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

The Company purchased $104,122 of lab equipment from an entity controlled by the Company’s former Chief Executive Officer during fiscal years ended 2010 and 2011 as follows:

2010	$79,765
2011	24,357
$104,122

See Note 8 for software acquired from a related party.

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	December 31, 2012	September 30, 2012
Notes payable (1)	$30,956	$30,956
Advances (2)	415,719	415,719
Less: payments	(3,783)	(3,783)
Total related party liabilities	$442,892	$442,892

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
December 31, 2012
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

On February 23, 2011, the Company entered into a secured convertible promissory note with a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months.  No additional draw downs occurred as of the period ended December 31, 2012.  In January 2012, the Company received an additional $22,000 from this lender, under the same terms above, which is convertible to shares under the terms described below.

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

On October 4, 2012, Mr. Fife invoked triggering event (a) described above and was issued 15,000,000 shares.  Based upon the price of the common stock at that time of $.0039, the company recorded an expense of $58,500 in general and administrative expenses. The Note remains outstanding at the Balance Sheet date.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and
●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, September 30, 2011	(9,833)
Amortization of debt issue costs, December 31, 2012	(3,504)
Debt issue costs - net	$26,123

(D) Debt Discount

During the three months ended December 31, 2012 and December 31, 2011, Company recorded debt discounts totaling $165,000 and $0, respectively.

The debt discount recorded in the current quarter pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the three months ended December 31, 2012, the Company amortized $103,963 in debt discount.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)

Note 8 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2013

On October 4, 2012, the Company issued 15,000,000 shares to John Fife as part of default provisions on a convertible note.  See Note 7A above.

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
December 31, 2012
(Unaudited)

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at December 31, 2012 and 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2011	1,074,000	$0.30	1.27	$8,560
Granted	-	-	-	-
Forfeited/Cancelled	-	-	-	-
Exercised	-	-
Balance – December 31, 2012 - outstanding	1,074,000	$0.30	0.52	$-
Balance – December 31, 2012 - exercisable	1,074,000	$0.30	0.52	$-

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)
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

(B) Facility Lease – Related Party

The Company had subleased office space from a company controlled by the Company’s former Chief Executive. This lease has expired and the company no longer leases this space.
Rent expense for the three months ended December 31, 2012 and 2011 was $-0- and 44,249, respectively.

(C) Equipment Lease

The Company had agreed to rent equipment from its former Chief Executive.
Rental equipment expense for the six months ended December 31, 2012 and 2011 was $-0- and $24,566, respectively.

Note 10 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 7(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2012	$134,678
Derivative liabilityFair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – December 31, 2012	(223,150)
Derivative liability associated with new issuances through December 31, 2012	137,631

Derivative liability balance at December 31, 2012	$49,159

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $0 for the three months ended December 31, 2011.

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	February 23, 2011	December 31, 2012
	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	298%
Expected term: conversion feature	4 years	2.65 years
Risk free interest rate	1.73%	0.25%

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
(Unaudited)
Note 11 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2012 and December 31, 2012	$415,719

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

Results of Operations

Our results of operations are summarized below:

	Quarter Ended December 31, 2012 ($)	Quarter Ended December 31, 2011 ($)
Revenue	0.00	0.00
Expenses	(235,092)	(202,105)
Other Income (Expenses)	(29,258)	(236,185)
Net Income (Loss)	(264,350)	(438,290)
Income (Loss) Per Share	(.004)	(0.009)

 Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

During the three months ended December 31, 2012, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended December 31, 2012 and 2011 can be summarized as follows:

	For the Three Months Ended December 31,
	2012 ($)	2011 ($)	Difference ($)
Management fees to related party – Note 7	-0-	119,316	(119,316)
Professional fees	165,000	18,743	146,257
Rent paid to Related party	-0-	43,970	(43,970)
Other General and administrative expenses	70,092	20,075	50,017

Our net loss for the three month period ended December 31, 2012 was $264,350, compared to a net loss of $438,290 for the three month period ended December 31, 2011, an improvement of $173,940.

During the three month period ended December 31, 2012, we incurred operating expenses (and respective net operating losses) of $235,092, compared to operating expenses of $202,105 incurred during the three month period ended December 31, 2011,an increase of $32,987. The operating expenses incurred during the three month period ended December 31, 2012 and 2011 consisted of (i) $0 and $119,316 of management fees to a related party; (ii) $165,000 and $18,743 in fees paid to professionals; (iii) $0 and $43,970 of rent to a related party; and (iv) $70,092 and $20,075 in other general and administrative expenses, respectively. Our expenses increased during the three month period ended December 31, 2012 by $32,987 primarily due to increased professional and other general and administrative expenses of $275,121. These expenses increased due to consulting agreements and an expense of $58,500 payment associated with a default on our $300,000 note to John Fife. See Convertible Debt below for more detail.

Other income incurred during the three month period ended December 31, 2012 was comprised of derivative expense from the issuance of the consulting note of $137,631 and interest expense of $114,777. It was partially offset by a positive change in the fair value of the derivative liability of $223,150. This was a decrease of $206,927 from the three months ended December 31, 2011 and was primarily from the change in the fair value of the derivative liability.

Therefore, our net loss and net loss per share during the three month period ended December 31, 2012, was $264,350 or $0.004 per share, compared to a net loss and loss of $438,290 or $0.009 per share during the three month period ended December 31, 2011. The weighted average number of shares outstanding was 60,779,150 for the three month period ended December 31, 2012, compared to 47,905,617 for the three month period ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, our current assets were $1,867 and our current liabilities were $1,097,041, which resulted in a working capital deficiency of $1,095,174. As of December 31, 2012, current assets were comprised of: (i) $789 in cash; and (ii) $1,079 in Canadian General Service Taxes refundable. As of December 31, 2012, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $48,272 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $434,108 in convertible debt (net of $127,851 of discount); (vi) a derivative liability of $49,159 resulting from convertible notes payable and warrants.

As of December 31, 2012, our total assets of $253,156 were comprised of: (i) $1,868 in current assets; (ii) $26,123 in debt issue costs (net of $19,862 of amortization); and (iii) $225,166 in property and equipment (net of $63,633 of depreciation). As of December 31, 2012, our total liabilities of $1,097,041 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $205,850 from ($638,035) as of September 30, 2012 to ($843,885) as of December 31, 2012. The change in Stockholder’s deficit was comprised of (i) net loss of ($264,350, partially offset by (ii) share-based payments of $58,500;

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities. For the nine months ended December 31, 2012, net cash flows provided by operations was $(165,000). Net cash flows used in operating activities for the three months ended December 31, 2012, consisted of a net loss of ($264,350) and the change in the fair value of the derivative liability of ($223,150) adjusted by: (i) share based payments of $58,500; (ii) derivative expense of $137,631; (iii) $8,533 in depreciation expense; (iv) $3,059 in amortization of debt issue cost; and (v) $103,963 in amortization of debt discount. Net cash flows used by operating activities was further changed by an increase in accrued interest of $10,814.

Cash Flows from Investing Activities

For the three months ended December 31, 2012, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three months ended December 31, 2012, net cash flows provided from financing activities was $165,000. This was from the issuance of the consulting note.

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

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation. This calculation resulted in a total debt discount of $300,000, of which $64,336 was amortized and expensed during the quarter ended December 31, 2012.

On October 4, 2012, Mr. Fife foreclosed on his note to us because we were in default. According to the terms of the indenture, Mr. Fife was issued 15 million shares to forestall on his claim against the firm. At the time, the common stock of the Company was trading at $.0039.  Therefore, a corresponding expense of $58,500 was recorded at that time and included in General and Administrative Expense.

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

Southridge Partners II LP Notes

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

On October 1, 2012, the Company issued to SRPII, a note for $165,000 for past consulting services not previously accrued. The note is due on July 31, 2013 and carries no interest. Shares of common stock to be issued shall be determined by dividing (a) the conversion amount by (b) the market price. The market price is defined as 50% of the low closing bid price for the five days previous.
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

Such estimates for the quarter ended December 31, 2012 and 2011, and assumptions affect, among others, the following:

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the SEC on August 15, 2013.

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

A5 LABORATORIES, INC.

Dated: September 3, 2013	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)