Form 10-Q
period 2013-03-31
A5 Laboratories Inc.
filed 2013-09-09
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

As of September 9, 2013, there were 100,000,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$788	$788
Other receivables	1,079	1,079
Total current assets	1,867	1,867

Property and equipment - net	216,633	233,699
Debt issue costs - net	23,093	29,182

Total assets	$241,593	$264,748

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	58,186	37,458
Notes/Advances payable - related party	27,173	27,173
Common stock to be issued	237,575	-
Derivative liability	1,212,503	134,678
Convertible debt - net	510,490	165,145
Total current liabilities	2,584,255	902,783

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 61,584,388 and 46,838,491 issued and outstanding	61,584	46,838
Additional paid-in capital	2,097,822	2,054,025
Deficit accumulated during the development stage	(4,502,574)	(2,739,403)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(2,342,662)	(638,035)

Total liabilities and stockholders' (deficit)	$241,593	$264,748

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					June 21,
					2006
					(inception)
					through
	Three Months Ended March 31,		Six Months Ended March 31,		March 31,
	2013	2012	2013	2012	2013

Expenses
General and Administrative Expenses	$12,015	$158,544	$247,107	$360,650	$2,089,997
Impairment of software	-	-	-	-	$1,035,027
Total	12,015	158,544	247,107	360,650	3,125,024

Other (Expense)
Interest expense	(102,074)	(22,262)	(216,851)	(105,561)	$(512,355)
Derivative expense		(144,581)	(137,631)	(144,581)	$(1,478,257)
Change in fair value of derivative liability	(1,182,780)	616,209	(959,630)	452,805	$779,351
Loss on Retirement of Debt	(202,360)		(202,360)		(202,360)
Tax refunds		36,071		36,071	$36,071
Total Other (Expense) - net	(1,487,214)	485,437	(1,516,472)	238,734	(1,377,549)

Net Income (Loss)	$(1,499,229)	$326,893	$(1,763,579)	$(121,916)	$(4,502,574)

Net loss per common share - basic and diluted	$(0.025)	$0.007	(0.029)	$(0.003)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	60,779,150	48,051,677	$61,108,821	47,977,845

A5 LABORATORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 21,
			2006
			(Inception) to
	Six Months Ended March 31,		December 31,
	2013	2012	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,763,579)	$(121,916)	$(4,502,574)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	58,952	30,000	239,952
Impairment of software		-	1,035,027
Derivative expense	137,631	144,581	1,478,257
Depreciation	17,066	17,065	418,016
Amortization of debt issue cost	6,089	9,886	27,808
Amortization of debt discount	195,345	90,657	431,671
Change in fair value of derivative liabilities	959,630	(452,805)	(779,351)
Accrued interest on Retired debt	779		779
Loss on Retirement of Debt	202,360		202,360
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	77,321	(1,079)
Increase (decrease) in accounts payable and accrued expense	-	(18,054)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	20,728	5,016	58,186

Net cash provided by (used in) operating activities	(165,000)	(85,000)	(852,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable		40,303	340,303
Notes Issued for Professional services	165,000	53,727	218,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500

Net cash provided by financing activities	165,000	94,030	1,145,148

Net (Decrease) in Cash	(0)	9,030	3,729
Effect of Exchange Rates on Cash		(9,096)	(2,941)

Cash - Beginning of Period/Year	788	854

Cash - End of Period/Year	$788	$788	$788

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$15,000	$-	$111,484
Common stock issued to acquire software	$-	$-	$1,380,876
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and nine months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

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
March 31, 2013
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

Such estimates for the periods ended March 31, 2013 and 2012, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2013 and September 30, 2012, the Company had $788 in cash and no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2013 and September 30, 2012, there were no balances that exceeded the federally insured limit.

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
March 31, 2013
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

Since the Company reflected a net loss in 2013 and 2012, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012

Warrants (1)	7,894,737	7,894,737
Convertible debt (1)	41,733,661	91,061,086
Total common stock equivalents (2)	49,628,397	98,955,822

(1)	The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock. The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%. The investor is limited to 6,135,437 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,763,579  for the six months ended March 31, 2013. The Company also has a working capital deficit of $2,583,388 and a deficit accumulated during the development stage of $4,502,574 at March 31, 2013. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At March 31, 2013, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended March 31, 2013.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	March 31, 2013	September 30, 2012
Level 1	$-	$-
Level 2 – Derivative Liability	1,212,503	134,678
Level 3	-	-
Total	$1,212,503	$134,678

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 5 Other Receivables

As of March 31, 2013 and September 30, 2012, the Company had receivables of $1,079 for each period for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes.  The Company received substantial reimbursement during fiscal 2012.

Note 6 Property and Equipment

Property and equipment consists of the following:

	March 31, 2013	September 30, 2012	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(74,210)	(400,933)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$216,633	$233,699

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	March 31, 2013	September 30, 2012
Notes payable (1)	$30,956	$30,956
Advances (2)	415,719	415,719
Less: payments	(3,783)	(3,783)
Total related party liabilities	$442,892	$442,892

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

(B) Convertible Debt – Secured – Derivative Liabilities

Fife Note

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

On February 23, 2011, the Company entered into a secured convertible promissory note with a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months.  No additional draw downs occurred as of the period ended March 31, 2013.  In January 2012, the Company received an additional $22,000 from this lender, under the same terms above, which is convertible to shares under the terms described below.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

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

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.   The Lucosky note is due on January 31, 2013.

On September 4, 2013, Lucosky and the Company agreed to an extension agreement until June 30, 2014.

Investor Notes

Effective on February 6, 2012, the Company issued to an Investor  (“Investor”) a convertible promissory note ( “Investor Note One”) for funds provided of $15,000.  The Investor Note One bears interest at five percent (5%) per annum and matures on August 31, 2012.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the low two (2) closing bid prices for the five (5) days immediately preceding the conversion date.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

On February 19, 2013, Investor converted the entire balance of $15,000 plus accrued interest into 5,954,252 shares under the terms of the Note Agreement. These shares were not issued until April 19, 2013. See Footnote 8 to the Financial statements. As of the Balance sheet date, there is no remaining balance of this Note.  On September 4, 2013, the Company and Investor and the Company agreed to an extension agreement until June 30, 2014.  No additional compensation was received for this agreement by Investor.

On October 1, 2012, the Company issued to Investor convertible promissory note (Investor Note Two”) for $165,000 for consulting services provided but not previously accrued. The note is due on July 31, 2013 and carries no interest.  Shares of Common Stock to be issued upon conversion shall be determined by dividing (a) the conversion amount by (b) the market price.  The market price is defined as 50% of the low closing bid prices for the five previous days to the conversion.

On September 4, 2013,  Investor and the Company agreed to an extension agreement until June 30, 2014. No additional compensation was issued for this

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and
●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, September 30, 2011	(9,833)
Amortization of debt issue costs, March 31, 2013	(3,504)
Debt issue costs - net	$26,123

(D)	Debt Discount

During the three months ended March 31, 2013 and December 31, 2012, Company recorded debt discounts totaling $0 and $165,000, respectively.

The debt discount recorded in the prior quarter pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the six months ended March 31, 2013, the Company amortized $195,345 in debt discount.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 8: Common Stock to be Issued

On February 19, 2013, Investor converted the entire balance plus of its $15,000 note plus accrued interest.  Based upon the terms of conversion, Investor was entitled to receive 5,954,252 shares. The shares were not received until April 17, 2013 and were not outstanding at the balance sheet date.  At the date of conversion, the closing price of Company stock was $.0399.  Based on the number of shares issued, a liability for shares to be issued was calculated as $237,575 at the balance sheet date.

Note 9 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2013

On October 4, 2012, the Company issued 15,000,000 shares to John Fife as part of default provisions on a convertible note.  See Note 7A above.

On January 1, 2013, the Company issued 145,897 shares to Mazuma Holdings for consulting services valued at $432 based on a price of $.0031 at that time.

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
March 31, 2013
(Unaudited)

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at March 31, 2013 and 2012:
	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2011	1,074,000	$0.30	1.27	$8,560
Granted	-	-	-	-
Forfeited/Cancelled	(1,074,000)	-	-	-
Exercised	-	-
Balance – March 31, 2013 - outstanding	-	$-	-	$-
Balance – March 31, 2013 – exercisable	-	$-	-	$-

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 10 Commitments and Contingencies

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

Rent expense for the three months ended March 31, 2013 and 2012 was $-0- and 44,249, respectively.

(C) Equipment Lease

The Company had agreed to rent equipment from its former Chief Executive.

Rental equipment expense for the six months ended March 31, 2013 and 2011 was $-0- and $24,566, respectively.

Note 11 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 7(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2012	$134,678
Derivative liabilityFair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – December 31, 2012	(223,150)
Fair value mark to market adjustment- March 31, 2013	1,182,780
Derivative liability on debt converted during quarter ended March 31, 2013	(19,436)
Derivative liability associated with new issuances through March 31, 2013	137,631

Derivative liability balance at March 31, 2013	$1,212,503

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $0  and $137,631 for the three months and six months ended March 31, 2013, respectively.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013
(Unaudited)

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	February 23, 2011	March 31, 2013
	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	298%
Expected term: conversion feature	4 years	2.65 years
Risk free interest rate	1.73%	0.25%

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2012 and March 31, 2013	$415,719

The consulting and rental fees are components of general and administrative expenses.

Note 13 Subsequent Events

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

In January 2013, Frank Neukomm was hired as our Chief Executive Officer and Robert Farr as our Chief Operating Officer.  Please check our Form 10-K for the year ended September 30, 2012 filed August 15, 2013 for their backgrounds.  The New Management Team is reconsidering all aspects of the Company’s current business model.

Results of Operations

Our results of operations are summarized below:

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

	Quarter Ended March 31, 2013 ($)	Quarter Ended March 31, 2012 ($)
Revenue	0.00	0.00
Expenses	(12,015)	(158,544)
Other Income (Expenses)	(1,487,214)	485,437
Net Income (Loss)	(1,499,229)	326,893
Income (Loss) Per Share	(.025)	0.007

During the three months ended March 31, 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended March 31, 2013 and 2012 can be summarized as follows:

	For the Three Months Ended March 31,
	2013 ($)	2012 ($)	Difference ($)
Management fees to related party – Note 7	-0-	96,154	(96,154)
Professional fees	-0-	6,423	(6,423)
Other General and administrative expenses	12,015	55,969	43,954

Our net loss for the three month period ended March 31, 2013 was $1,499,229, compared to net income of $326,893 for the three month period ended March 31, 2012, a greater loss of $1,173,336.

During the three month period ended March 31, 2013, we incurred operating expenses (and respective net operating losses) of $12,015, compared to operating expenses of $158,544 incurred during the three month period ended March 31, 2012, a decrease of  $146,529.  The operating expenses incurred during the three month period ended March 31, 2013 and 2011 consisted of (i) $0 and $96,154 of management fees to a related party; (ii) $0 and $6,423 in fees paid to professionals; and (iii) $12,015 and $55,969 in other general and administrative expenses, respectively.  The expense decrease was primarily due to the lack of expenses in the current period paid to our then Chief Executive for rent and consulting.

Other income (expense) incurred during the three month period ended March 31, 2013 was comprised of a change in the fair value of the derivative liability of $1,182,780, the loss on the retirement of debt of $202,360 and interest expense of $102,074. During the three months ended March 31, 2013, the total increase of $1,972,651 in other expenses was comprised primarily from a greater change in the fair value of the derivative liability of $1,798,989.

Therefore, our net loss and net loss per share during the three month period ended March 31, 2013, was $1,498,777 or $0.025 per share, compared to net income of $326,893 or $0.007 per share during the three month period ended March 31, 2012.  The weighted average number of shares outstanding was 60,779,150 for the three month period ended March 31, 2013, compared to 48,051,677 for the three month period ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012

During the six months ended March 31, 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended March 31, 2013 and 2012 can be summarized as follows:

	For the Six Months Ended March 31,
	2013 ($)	2012 ($)	Difference ($)
Management fees to related party – Note 7	-0-	215,469	(215,469)
Professional fees	165,000	25,166	139,834
Rent paid to Related party	-0-	43,970	(43,970)
Other General and administrative expenses	82,107	76,046	6,061

Our net loss for the six month period ended March 31, 2013 was $1,763,579, compared to a net loss of $121,916 for the six month period ended March 31, 2012, an increased loss of $1,641,663.

During the six month period ended March 31, 2013, we incurred operating expenses (and respective net operating losses) of $247,107, compared to operating expenses of $360,650 incurred during the six month period ended March 31, 2012, a decrease of  $113,543.  The operating expenses incurred during the six month period ended March 31, 2013 and 2012 consisted of (i) $0 and $215,469 of management fees to a related party; (ii) $165,000 and $25,166 in fees paid to professionals; (iii) $0 and $43,970 of rent to a related party; and (iv) $82,107 and $76,046 in other general and administrative expenses, respectively.  The expense decrease was primarily due to the lack of expenses in the current period paid to our then Chief Executive for rent and consulting.

Other income (expense) incurred during the six month period ended March 31, 2013 was comprised of a change in the fair value of the derivative liability of $959,630, interest expense of $216,851, the loss on the retirement of debt of $202,360 and derivative expenses associated with the consulting note of $137,631. During the six months ended March 31, 2013, the total increase of $1,755,206 in other expenses was comprised primarily from the a greater change in the fair value of the derivative liability of $1,412,435.

Therefore, our net loss and net loss per share during the six month period ended March 31, 2013, was $1,763,579 or $0.029 per share, compared to a net loss of $121,916 or $0.003 per share during the three month period ended March 31, 2012.  The weighted average number of shares outstanding was 61,108,121 for the six month period ended March 31, 2013, compared to 47,977,845 for the six month period ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, our current assets were $1,867 and our current liabilities were $2,584,255, which resulted in a working capital deficiency of $2,582,378.  As of March 31, 2013, current assets were comprised of: (i) $789 in cash; and (ii) $1,079 in Canadian General Service Taxes refundable. As of March 31, 2013, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $58,186 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $237,575 in common stock to be issued; (vi) $510,490 in convertible debt (net of $36,470 of discount) and (vii) a derivative liability of $1,212,503 resulting from  convertible notes payable and warrants.

As of March 31, 2013, our total assets of $241,593 were comprised of: (i) $1,868 in current assets; (ii) $23,093 in debt issue costs (net of $22,892 of amortization); and (iii) $216,633 in property and equipment (net of $74,210 of depreciation).  As of March 31, 2013, our total liabilities of $2,346,680 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $1,704,627 from ($638,035) as of September 30, 2012 to ($2,342,662) as of March 31, 2013.  The change in Stockholder’s deficit was comprised of (i) net loss of ($1,763,579) partially offset by (ii) share-based payments of $58,952;

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the six months ended March 31, 2013, net cash flows provided by operations was $(165,000). Net cash flows used in operating activities for the three months ended March 31, 2013, consisted of a net loss of ($1,763,579) adjusted by: (i) stock based expense of $58,952; (ii) derivative expense of $137,631; (iii) $17,066 in depreciation expense; (iv) $6,089 in amortization of debt issue cost; and (v) $195,345 in amortization of debt discount; (vi) change in the fair value of the derivative liability of $959,630; and (vii) loss on retirement of debt of $203,139. Net cash flows used by operating activities was further changed by an increase in accrued interest of $20,728.

Cash Flows from Investing Activities

For the three months ended March 31, 2013, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the three months ended March 31, 2013, net cash flows provided from financing activities was $165,000.  This was from the issuance of the consulting note.

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

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000, of which $64,336 was amortized and expensed during the quarter ended March 31, 2013.

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

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.   The Lucosky note is due on January 31, 2013.

On September 4, 2013, Investor and the Company agreed to an extension agreement until June 30, 2014. No additional compensation was issued for this

Investor  Notes

Effective on February 6, 2012, the Company issued to an Investor  (“Investor”) a convertible promissory note ( “Investor Note One”) for funds provided of $15,000.  The Investor Note One bears interest at five percent (5%) per annum and matures on August 31, 2012.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the low two (2) closing bid prices for the five (5) days immediately preceding the conversion date.

On February 19, 2013, Investor converted the entire balance of $15,000 plus accrued interest into 5,954,252 shares under the terms of the Note Agreement. These shares were not issued until April 19, 2013. See Footnote 8 to the Financial statements. As of the Balance sheet date, there is no remaining balance of this Note.  On September 4, 2013, the Company and Investor and the Company agreed to an extension agreement until June 30, 2014.  No additional compensation was received for this agreement by Investor.

On October 1, 2012, the Company issued to Investor a convertible promissory note (Investor Note Two”) for $165,000 for consulting services provided but not previously accrued. The note is due on July 31, 2013 and carries no interest.  Shares of Common Stock to be issued upon conversion shall be determined by dividing (a) the conversion amount by (b) the market price.  The market price is defined as 50% of the low closing bid prices for the five previous days to the conversion.

On September 4, 2013,  Investor and the Company agreed to an extension agreement until June 30, 2014.

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

Such estimates for the quarter ended March 31, 2013 and 2012, and assumptions affect, among others, the following:

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

A5 LABORATORIES, INC.

Dated: September 9, 2013	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)