Form 10-Q
period 2013-07-30
A5 Laboratories Inc.
filed 2013-09-18
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138927

A5 LABORATORIES INC.
(Exact Name of registrant as specified in its charter)

Nevada	20-5277530
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2525 Robinhood Street,  Suite 1100
Houston, TX  77005
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

As of September 18, 2013, there were 100,000,000 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

A5 Laboratories, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$0	$788
Other receivables	3,194	1,079
Total current assets	3,194	1,867

Property and equipment - net	208,100	233,699
Debt issue costs - net	19,561	29,182

Total assets	$230,855	$264,748

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	60,709	37,458
Notes/Advances payable - related party	27,173	27,173
Derivative liability	164,119	134,678
Convertible debt - net	482,736	165,145
Total current liabilities	1,273,066	902,783

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 100,000,000 and 46,838,491 issued and outstanding	100,000	46,838
Additional paid-in capital	2,609,578	2,054,025
Deficit accumulated during the development stage	(3,852,294)	(2,739,403)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(1,042,211)	(638,035)

Total liabilities and stockholders' (deficit)	$230,855	$264,748

A5 Laboratories, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					June 21, 2006 (inception) through
	Three Months Ended June 30,		Nine Months Ended June 30,		June 30,
	2013	2012	2013	2012	2013

Expenses
General and Administrative Expenses	$439,334	$8,533	$686,441	$369,183	$2,529,331
Impairment of software	-	-	-	-	$1,035,027
Total	439,334	8,533	686,441	369,183	3,564,358

Other (Expense)
Interest expense	41,230	(30,747)	$(175,621)	(136,308)	$(471,125)
Derivative expense	(23,021)		$(160,652)		$(1,501,278)
Change in fair value of derivative liability	1,071,404	(73,444)	$111,774	426,209	$1,850,756
Loss on Retirement of Debt			$(202,360)		$(202,360)
Tax refunds			$0	36,071	$36,071
Total Other (Expense) - net	1,089,614	(104,191)	(426,858)	325,972	(287,935)

Net Income (Loss)	$650,280	$(112,724)	$(1,113,299)	$(43,211)	$(3,852,294)

Net loss per common share - basic	$0.010	$(0.002)	$(0.018)	$(0.001)

Net loss per common share - diluted	$0.008	$(0.002)	$(0.017)	$(0.001)

Weighted average number of common shares outstanding
during the period/year - basic	67,883,275	58,354,369	63,366,972	53,884,256

Weighted average number of common shares outstanding
during the period/year - diluted	77,773,385	58,354,369	66,663,675	53,884,256

A5 LABORATORIES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 21, 2006 (Inception) to
	Nine Months Ended June 30,		June 30,
	2013	2012	2013

Net loss	$(1,113,299)	$(43,211)	$(3,852,294)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	471,549	30,000	652,549
Impairment of software		-	1,035,027
Derivative expense	160,652	-	1,501,278
Depreciation	25,599	17,065	426,549
Amortization of debt issue cost	9,621	9,886	31,340
Amortization of debt discount	151,591	90,657	387,917
Change in fair value of derivative liabilities	(111,774)	(426,209)	(1,850,756)
Accrued interest on Retired debt	779		779
Loss on Retirement of Debt	202,360		202,360
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(2,115)	77,321	(3,194)
Increase (decrease) in accounts payable and accrued expense	-	(18,054)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	23,251	5,016	60,709
Net cash provided by (used in) operating activities	(181,788)	(124,280)	(869,408)

Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	16,000	40,303	356,303
Notes Issued for Professional services	165,000	53,727	218,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	181,000	94,030	1,161,148

	(788)	(30,250)	2,941
Effect of Exchange Rates on Cash		(9,096)	(2,941)

Cash - Beginning of Period/Year	788	854

Cash - End of Period/Year	$0	$(38,492)	$0

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Debt converted to common shares	$15,000	$-	$111,484
Common stock issued to acquire software	$-	$-	$1,380,876
Preferred stock issued to officers	$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$181,000	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$-	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months and nine months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

Such estimates for the periods ended June 30, 2013 and 2012, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2013 and September 30, 2012, the Company had $-0- and $788 in cash and cash equivalents, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2013 and September 30, 2012, there were no balances that exceeded the federally insured limit.

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
June 30, 2013
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

On June 21, 2013, the Company issued 50,000,000 million shares each of Preferred stock Series A ( the “Series A”) to Frank Neukomm, its Chief Executive Officer, and Robert Farr, its Chief Operating Officer.  The Series A is convertible into common stock on 1:1 basis (See Footnote  9 (D) and is considered a dilutive security.

The Company presents a separate calculation for both basic and diluted earnings per share

The Company does not consider shares to be issued from the conversions of debt instruments to be common stock equivalents doing to its changing conversion price and current net loss.

The Company had the following potentially dilutive common stock equivalents at March 31, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Warrants (1)	7,894,737	7,894,737
Convertible debt (1)	155,163,918	91,061,086
Total common stock equivalents (2)	163,050,655	98,955,822

(1)	The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock. The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%. The investor is limited to 9,999,999 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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
June 30, 2013
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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,113,299  for the nine months ended June 30, 2013. The Company also has a working capital deficit of $1,269,872 and a deficit accumulated during the development stage of $3,852,294 at June 30, 2013. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

At June 30, 2013, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months and nine months ended June 30, 2013.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	June 30, 2013	September 30, 2012
Level 1	$-	$-
Level 2 – Derivative Liability	164,119	134,678
Level 3	-	-
Total	$164,119	$134,678

Note 5 Other Receivables

As of June 30, 2013, the Company had a receivable of $3,194 from a Company whose CEO is the same as the CEO of the Company.  The company will fund certain expenses through this Company going forward.

 At September 30, 2012, the Company had receivables of $1,079 for each period for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes.  The Company received substantial reimbursement during fiscal 2012.  At the Balance sheet date, the company determined that this receivable was unlikely to be realized and wrote off the entire amount for the quarter ended  June 30, 2013.

Note 6 Property and Equipment

Property and equipment consists of the following:

	June 30, 2013	September 30, 2012	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(82,743)	(400,933)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$208,100	$233,699

(1) See Note 8(B) – related party
(2) See below related to related party purchases

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
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
June 30, 2013
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
June 30, 2013
(Unaudited)

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

Other Investor Notes

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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2012	$29,182
Amortization of debt issue costs, December 31, 2012	(3,059)
Amortization of debt issue costs, March 31, 2013	(3,029)
Amortization of debt issue costs, June 30, 2013	(3,532)
Debt issue costs - net	$19,561

(D)	Debt Discount

During the three months ended June 31, 2013 and June 30, 2012, Company recorded debt discounts totaling $16,000 and $0, respectively.

The debt discount recorded in the prior quarter pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the six months ended June 30, 2013, the Company amortized $151,591 in debt discount.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

Note 8 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2013

On June 27, 2013 the Coampny issued 10,687,120 each to three separate officers for past compensation due. The total share issuance was 32,061,360.

On April 17, 2013., the Company issued 5,954,252 shares to an Investor for the conversion on February 19, 2013 for a $15,000 note plus accrued interest

On October 4, 2012, the Company issued 15,000,000 shares to John Fife as part of default provisions on a convertible note.  See Note 7A above.

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
June 30, 2013
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

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

(C) Authorized Shares

On September 5, 2013, the Company held a special meeting of shareholders (the “Meeting.”). At the Meeting, shareholders approved that the aggregate number of shares that the Corporation will have the authority to issue is Seven hundrerd million (700,000,000), of which Five hundred million (500,00,000) shall be common stock, with a $.001 par value, and Two hundred million (200,000,000) shares will be preferred stock, with a par value of $.001. Prior to the Meeting, the Company was authorized to issue up to Two hundred million (200,000,000) shares, of which One hundred million (100,00,000) shall be common stock, with a $.001 par value, and One hundred million (100,000,000) shares will be preferred stock with a par value of $.001

(D) Preferred Stock

On June 21, 2013 (“Grant Date”), the Company granted One hundred million (100,000,000) shares of Series A Preferred stock (the “Series A”), with a par value of $.001. Fifty million (50,000,000) of the Series A were issued to Frank Neukomm, its Chief Executive Officer, and Robert Farr, its Chief Operating Officer.  The shares are convertible into common stock on a 1:1 basis and do not carry any dividend.  On the Grant Date, the price of the company’s common stock was $.0031.  As such, the Company recorded $310,000 of compensation expense under General and Administrative Expenses.

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

Rent expense for the three months ended March 31, 2013 and 2011 was $-0- and 44,249, respectively.

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

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2012	$134,678
Derivative liabilityFair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – December 31, 2012	(223,150)
Fair value mark to market adjustment- March 31, 2013	1,182,780
Fair value mark to market adjustment- June 30, 2013	(1,071,404)
Derivative liability on debt converted during quarter ended June 30, 2013	(19,436)
Derivative liability associated with new issuances through June 30, 2013	160,652

Derivative liability balance at June 30, 2013	$164,119

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $23,021 and $160,652 for the three months and nine months endedJune 30, 2013, respectively.

A5 Laboratories Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013
(Unaudited)

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	February 23, 2011	March 31, 2013
	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	298%
Expected term: conversion feature	4 years	2.65 years
Risk free interest rate	1.73%	0.25%

Note 11 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2012 and June 30, 2013	$415,719

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

Results of Operations

Our results of operations are summarized below:

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

	Quarter Ended June 30, 2013 ($)	Quarter Ended June 30, 2013 ($)
Revenue	0.00	0.00
Expenses	(439,334)	(8,533)
Other Income (Expenses)	1,089,614	(104,191)
Net Income (Loss)	650,280	(112,724)
Income (Loss) Per Share-Basic	(.01)	(0.002)
Income (Loss) Per Share-Diluted	.008	(0.002)

During the three months ended June 30, 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended June 30, 2013 and 2012 can be summarized as follows:

	For the Three Months Ended June 30,
	2013 ($)	2012 ($)	Difference ($)
Professional fees	2,335	-0-	2,335
Other General and administrative expenses	436,999	8,533	118,466

Our net income for the three month period ended June 30, 2013 was $650,280, compared to a net loss of $112,724 for the three month period ended June 30, 2012, an improvement of $763,003.

During the three month period ended June 30, 2013, we incurred operating expenses (and respective net operating losses) of $439,334 compared to operating expenses of $8,533 incurred during the three month period ended June 30, 2012, an increase of  $430,802.  The operating expenses incurred during the three month period ended June 30, 2013 and 2012 consisted of (i) $2,335 and $-0- in fees paid to professionals; and (ii) $436,999 and $8,533 in other general and administrative expenses, respectively.  The increase in other general expenses was primarily due to the following: (i) Compensation expense for officers of $412,596, (ii) transfer agent expenses of $5,188 and (iii) Securities and Exchange Commission filing fees of $5,282. The expense increase was primarily due to compensation expense issued to Management in the form of Common shares and Series A Preferred Stock, partially offset by the lack of expenses in the current period paid to our then Chief Executive for rent and consulting.

Other income (expense) incurred during the three month period ended June 30, 2013 was comprised of a change in the fair value of the derivative liability of $1,071,404, negative interest expense of $41,230, partially offset by derivative expense on new securities issued of $23,021. Interest expense was negative due a change in estimate on the amortization of debt discount into interest expense for the current quarter. During the three months ended June 30, 2013, the increase of $1,193,805 in other income was comprised primarily from a greater change in the fair value of the derivative liability of $1,144,848.

The following paragrah summarizes our net income and earnings per share using basic shares outstanding. Our net income and net income per share during the three month period ended June 30, 2013, was $650,280 or $0.01 per share, compared to a net loss of $112,724 or $0.002 per share during the three month period ended June 30, 2012.  The weighted average number of shares outstanding was 67,883,275 for the three month period ended June 30, 2013, compared to 58,354,369 for the three month period ended June 30, 2012.

The following paragraph summarizes our net income and earnings per share using fully diluted shares.  Our net income and net income per share during the three month period ended June 30, 2013, was $650,280 or $0.008 per share, compared to a net loss of $112,724 or $0.002 per share during the three month period ended June 30, 2012.  The weighted average fully diluted number of shares outstanding was 77,773,385 for the three month period ended June 30, 2013, compared to 58,354,369 for the three month period ended June 30, 2012.
Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012

During the nine months ended June 30, 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended June 30, 2013 and 2012 can be summarized as follows:

	For the Nine Months Ended June 30,
	2013 ($)	2012 ($)	Difference ($)
Management fees to related party – Note 7	-0-	215,469	(215,469)
Professional fees	167,335	25,166	142,169
Rent paid to Related party	-0-	43,970	(43,970)
Other General and administrative expenses	519,106	84,999	124,527

Our net loss for the nine month period ended June 30, 2013 was $1,113,299, compared to a net loss of $43,211 for the nine month period ended June 30, 2012, an increased loss of $1,070,088.

During the nine month period ended June 30, 2013, we incurred operating expenses (and respective net operating losses) of $686,441, compared to operating expenses of $369,183 incurred during the nine month period ended June 30, 2012, an increase of  317,258.  The operating expenses incurred during the nine month period ended June 30, 2013 and 2012 consisted of (i) $0 and $215,469 of management fees to a related party; (ii) $167,335 and $25,166 in fees paid to professionals; (iii) $0 and $43,970 of rent to a related party; and (iv) $519,106 and $84,999 in other general and administrative expenses, respectively.  The expense increase was primarily due to compensation expense issued to Management in the form of Common shares and Series A Preferred Stock, partially offset by the lack of expenses in the current period paid to our then Chief Executive for rent and consulting.

Other income (expense) incurred during the nine month period ended June 30, 2013 was comprised of a change in the fair value of the derivative liability of $111,774, interest expense of $175,621, the loss on the retirement of debt of $202,360 and derivative expenses associated with the notes issued of $160,652. During the nine months ended June 30, 2013, the total increase of $752,829 in other expenses was comprised primarily from (i) the  greater change in the fair value of the derivative liability of $314,434, loss on retirement of debt of $202,360; (iii) derivative expense of $160,652 and (iv) increased interest expense of $39,313.

The following paragraph summarizes our net income and earnings per share using basic shares outstanding.  Our net income and net income per share during the nine month period ended June 30, 2013, was $1,113,299 or $0.018 per share, compared to a net loss of $43,211 or $0.001 per share during the nine month period ended June 30, 2012.  The weighted average number of shares outstanding was 63,366,972 for the nine month period ended June 30, 2013, compared to 53,884,256 for the nine month period ended June 30, 2012.

The following paragraph summarizes our net income and earnings per share using fully diluted shares.  Our net income and net income per share during the three month period ended June 30, 2013, was $1,113,299 or $0.017 per share, compared to a net loss of $43,211 or $0.001 per share during the nine month period ended June 30, 2012.  The weighted average fully diluted number of shares outstanding was 66,663,675 for the three month period ended June 30, 2013, compared to 53,884,256 for the three month period ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, our current assets were $3,194 and our current liabilities were $1,191,007, which resulted in a working capital deficiency of $1,269,872.  As of June 30, 2013, current assets were comprised of $3,194 in a receivable from a company whose CEO is the same as ours.. As of June 30, 2013, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $60,709 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $237,575 in common stock to be issued; (vi) $482,736 in convertible debt (net of $64,223 of discount) and (vii) a derivative liability of $164,119 resulting from  convertible notes payable and warrants.

As of June 30, 2013, our total assets of $230,855 were comprised of: (i) $3,194 in current assets; (ii) $19,561 in debt issue costs (net of $26,424 of amortization); and (iii) $208,100 in property and equipment (net of $82,743 of depreciation).  As of June 30, 2013, our total liabilities of $1,191,007 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $404,176 from ($638,035) as of September 30, 2012 to ($1,042,211) as of June 30, 2013.  The change in Stockholder’s deficit was comprised of (i) net loss of ($1,113,299) partially offset by (ii) share-based payments of $471,549, and partially offset by (iii) issuance of common stock upon retirement of debt of $237,575

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the nine months ended June 30, 2013, net cash flows provided by operations was $(1,814,788). Net cash flows used in operating activities for the three months ended June 30, 2013, consisted of a net loss of ($1,113,299) adjusted by: (i) stock based expense of $471,549; (ii) derivative expense of $160,652; (iii) $25,599 in depreciation expense; (iv) $9,621 in amortization of debt issue cost; and (v) $151,591 in amortization of debt discount; (vi) change in the fair value of the derivative liability of ($111,774); and (vii) loss on retirement of debt of $202,360. Net cash flows used by operating activities were further changed by an increase in accrued interest of $23,251.

Cash Flows from Investing Activities

For the nine months ended June 30, 2013, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the nine months ended June 30, 2013, net cash flows provided from financing activities was $181,000.  This was from the issuance of the consulting note in our second fiscal quarter and notes to finance our operations in our third fiscal quarter.

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

Convertible Debt

Fife Note

Effective on February 23, 2011, the company entered into a secured convertible promissory note between the Company and John M. Fife (“Fife”). The note balance totaled $300,000 USD. In accordance with the terms and provision of the convertible feature, the lender will contribute funds convertible in tranche’s.  The first tranche being equal to $300,000 USD and an additional ten (10) tranches equal to $200,000 USD each commencing on October 23, 2011, and continuing each subsequent month for ten months. The number of shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the higher of (i) the market price or (ii) the floor price. Where “Market Price” is defined as 80% of the average of the closing bid price for the three (3) days with the lowest closing bids during the twenty trading days immediately preceding the conversion date. Providing however that if the market prices falls below $0.05 per share of common stock the conversion factor shall be reduced by 10 percentage points.

For purposes hereof the “Floor Price” is defined as $0.012. The trading data used to compute the closing bid shall be as reported by Bloomberg, LP or if such information is not then being reported by Bloomberg, then as reported by such other data information sources as may be selected by the lender.

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000, of which $64,336 was amortized and expensed during the quarter ended June 30, 2013.

During the fiscal year ended September 2011, Lender converted $74,990 of the note leaving a principal balance of $225,010.

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

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.   The Lucosky note is due on January 30, 2013.

On September 4, 2013, Investor and the Company agreed to an extension agreement until June 30, 2014.

Investor Notes

Effective on February 6, 2012, the Company issued to an Investor  (“Investor”) a convertible promissory note ( “Investor Note One”) for funds provided of $15,000.  The Investor Note One bears interest at five percent (5%) per annum and matures on August 30, 2012.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the low two (2) closing bid prices for the five (5) days immediately preceding the conversion date.

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

On October 1, 2012, the Company issued to Investor a convertible promissory note (Investor Note Two”) for $165,000 for consulting services provided but not previously accrued. The note is due on July 30, 2013 and carries no interest.  Shares of Common Stock to be issued upon conversion shall be determined by dividing (a) the conversion amount by (b) the market price.  The market price is defined as 50% of the low closing bid prices for the five previous days to the conversion.

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

Such estimates for the quarter ended June 30, 2013 and 2012, and assumptions affect, among others, the following:

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

A5 LABORATORIES, INC.

Dated: September 18, 2013	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)