Form 10-K
period 2013-09-30
Hydrogen Future Corp
filed 2014-01-02
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-138927

HYDROGEN FUTURE CORP.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2013, based on a closing price of $0.0002 was approximately $88,100.  As of December 31, 2013, the registrant had 472,498,832 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

PART I

ITEM 1. BUSINESS.

Company History

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc.  On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc.  On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1.  On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB.  Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

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

Research and Development

We did not incur any research and development expenses from our inception to September 30, 2013.

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

Employees

As of December 31, 2013, we had 2 employees, both of which are engaged on a full time basis.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of December 31, 2013, we had 472,498,832 shares of common stock outstanding and 100,000,000 shares of preferred stock outstanding.  We are authorized to issue up to 10,000,000,000 shares of common stock and 200,000,000 shares of preferred stock.  To the extent of such authorization, our board of directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the board of directors may consider sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We rented an office totaling 10,000 square feet in area and were paying $15,000 in rent on a monthly basis.  The lease expired in January 2012 and the Company is no longer paying rent.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock traded on the OTCBB under the symbol “AFLB.OB” until December 26, 2013. Commencing December 27, 2013, we now trade under the symbol HFCO.OB

The following table sets forth the high and low trade information for our common stock for each quarter for the fiscal years ended September 30, 2013 and September 30, 2012.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
September 2013	$0.0 2	$0.0033
June 2013	$0.03	$0.0026
March 2013	$0.0495	$0.003
December 31, 2012	$0.02	$0.002
September 30, 2012	$0.02	$0.002
June 30, 2012	$0.012	$0.0025
March 31, 2012	$0.02	$0.005
December 31, 2011	$0.03	$0.01

(b) Holders

As of December 31, 2013, a total of 472,498,832 shares of the Company’s common stock are authorized  and currently outstanding. They are held by approximately 24 shareholders of record.

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

Plan of Operation

Hydrogen Future Corp. is a development stage company specializing in production of natural interferons using a unique technology that allows the Company to produce interferons for the human and animal health market. The Company is not currently in production. In order to execute our business plan, we need to raise additional capital to avoid the interruption of our current Custom Research Organization (CRO) and CRO related software sales operations.

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

Results of Operations

Our results of operations are summarized below:

	Year Ended September 30, 2013 ($)	Year Ended September 30, 2012 ($)
Revenue	None	None
Expenses	761,052	377,715
Other Income (Expenses)	(1,660,093)	1,071,994
Net Income (Loss)	(2,421,145)	694,279
Gain/(Loss) Per Share-Basic	(0.033)	.015
Gain/(Loss) Per Share-Fully diluted	(0.024)	.015

Year Ended September 30, 2013 Compared to the Year Ended September 30, 2012

During the years ended September 30, 2013 and 2012, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the years ended September 30, 2012 and 2011 can be summarized as follows:

	For the Year Ended September 30,
	2013 ($)	2012 ($)	Difference ($)
Management fees to related party – Note 7	-0-	215,469	(215,469)
Professional fees	217,335	25,166	192,169
Rent paid to related party – Note 7	-0-	43,970	(43,970)
General and administrative expenses-other	543,717	93,110	450,607
Other income (expense) – net	(1,660,093)	1,071,994	(2,732,087)

Our net loss for the year ended September 30, 2013, was ($2,421,145) compared to net income of $694,279 for the year ended September 30, 2012, a decrease of $3,115,424.  During the years ended September 30, 2013 and September 30, 2012, we did not generate any revenues from operations.

During the year ended September 30, 2013, we incurred operating expenses (and respective net operating losses) of $761,052, compared to operating expenses of $377,715 incurred during the year ended September 30, 2012, an increase in expenses of $383,337.  The operating expenses incurred during the year ended September 30, 2013 and 2012, consisted of (i) $-0- and $215,469, respectively, of management fees to a related party; (ii) $227,335 and $25,166, respectively, in fees paid to professionals; (iii) $-0- and $43,970, respectively, in rent paid to an officer of the Company and (iv) $543,717 and $93,110, respectively, in other general and administrative expenses.

Changes in expenses were due to the following:

a.	Management fees to related party- Management fees to related party decreased $215,469 due to the elimination of the Management contract;
b.	Professional fees- Professional fees increased $192,169 due to increases in consulting fees;
c.	Rent paid to related party- Rent paid to related party decreased due to the elimination of the rental agreement
d.	General and Administrative other- General and Administrative other increased $450,607 due to an increase in share based payments of $441,549 and increased audit and legal expenses.

Other expenses incurred during the year ended September 30, 2013, included: (i) interest expense of $235,661; (ii) derivative expense of $227,624, (iii) change in fair value of the derivative liability of $994,808 and (iv) loss on retirement of debt of $202,360.  During the year ended September 30, 2012, the $1,071,994 in other income was comprised primarily of charges of $1,386,527 due to mark to market accounting associated with the fair market value of the derivative liability, partially offset by interest expense of $206,024 , derivative expense on new debt instruments of $144,581 and a tax refund of $36,071.

Therefore, our net income and income per share during the year ended September 30, 2013 was ($2,421,145) or ($0.033) and ($0.024), per basic and diluted share, respectively compared to net income and net income per share of $694,279 or $.015 per share during the year ended September 30, 2012.  The weighted average number of shares outstanding for the year ended September 30, 2013 and 2012 was as follows:

	Year Ended September 30, 2013	Year Ended September 30, 2012
Basic Shares	72,525,229	46,008,117
Fully diluted shares	99,997,757	46,008,117

Liquidity and Capital Resources

As of September 30, 2013, our current assets were $3,194 and our current liabilities were $2,568,801, which resulted in a working capital deficiency of ($2,565,607).  As of September 30, 2013, current assets were comprised of: (i) $-0- in cash; and (ii) $3,194 in other receivables.  As of September 30, 2013, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719  in accounts payable due to a related party; (iii) $74,247 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) 591,738 in convertible debt (net of $112,337 of discount); and (vi) a derivative liability of $1,337,315  resulting from convertible notes payable.

As of September 30, 2013, our total assets of $218,744 were comprised of: (i) $3,194 in current assets; (ii) $15,983 in debt issue costs (net of $34,978 of amortization); and (iii) $199,567 in property and equipment (net of $435,125 of depreciation).  As of September 30, 2013, our total liabilities of $2,568,601 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) decreased $1,712,022 from ($638,035) as of September 30, 2012 to ($2,350,057) as of September 30, 2013.  The change in Stockholder’s deficit was comprised primarily of our net loss of ($2,421,145) partially offset by stock based compensation of $471,549 and common stock issued upon conversion of debt of $237,575.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities.  For the year ended September 30, 2013, net cash flows used by operations was ($244,288).  Net cash flows used in operating activities for the year ended September 30, 2013, consisted of a net loss of $2,421,145 adjusted by: (i) $994,808 in net loss due to a change in the fair value of the derivative liability on convertible notes payable; (ii) $227,264 of derivative expense on new convertible notes issued; (iii) $471,549 in share based payments; (iv) $197,977 in amortization of debt issue cost; and (v) $13,199 in amortization of debt issue cost.  Net cash flows used by operating activities was further changed by a decrease of (i) $2,115 in other receivables; and (ii) an increase of $36,789 in accrued interest.

Cash Flows from Investing Activities

For the year ended September 30, 2013, net cash flows used in investing activities was $nil.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the year ended September 30, 2013, net cash flows provided from financing activities was $243,500, consisting of (i) $28,500 in proceeds from convertible promissory notes; (ii) $215,000 in the issuance of convertible notes payable for professional services.

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

On October 4, 2012, Mr. Fife foreclosed on his note to us because we were in default.  According to the terms of the indenture, Mr. Fife was issued 15 million shares to forestall on his claim against the Company.

In accordance with the terms of this note, a debt discount has been calculated using the “floor price” of $0.12 per share under the intrinsic value method of valuation.  This calculation resulted in a total debt discount of $300,000.  Currently, a balance of $225,010 remains on the note

Lucosky Brookman LLP Note

Effective on January 10, 2012, the Company issued to Lucosky Brookman LLP  (“Lucosky”) a convertible promissory note ( the “Lucosky Note”) for legal services provided since February 1, 2011 of $53,727.  The Lucosky Note bears interest at twelve percent (12%) per annum and has a term of six months.  Should the Lucosky Note not be paid by the Maturity Date, an event of Default occurs and the interest rate becomes eighteen percent (18%) per annum.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the average of the closing price for the five (5) days immediately preceding the conversion date.  The note is currently outstanding at its complete face amount.

Consulting Notes

During the last six months of the fiscal year, the Company issued notes totaling $215,000 to a consultant.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and mature on June 30, 2014.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

The remaining $50,000 of the Notes bear no interest and have a six month term.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date. These Notes are due in the second quarter of the Fiscal year ended September 30, 2014.

St. George Note

On August 27, 2013, St. George Investments LLC (“St. George”) advanced the Company $12,500 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

Other Notes

Throughout the fiscal year, the Company received another $16,000 in proceeds from multiple investors.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the twenty (20) days immediately preceding the conversion date.  There is no interest on these Notes. $11,000 of the Notes mature in the fiscal third quarter of 2014, and $5,000 matures in the fiscal second quarter of 2014.

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

Such estimates for the year ended September 30, 2013 and 2012, and assumptions affect, among others, the following:

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained beginning on Page F-1 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the year ended September 30, 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria established in  Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of September 30, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of September 30, 2013.  Management’s assessment identified the following material weaknesses:

●
As of September 30, 2013, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

●
As of September 30, 2013, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of September 30, 2013, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of December 31, 2013.

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

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Frank Neukomm	2013	$0	$0	$155,000	$0	$0	$0	$155,000
Chief Executive Officer	2012	$0	$0	$0	$0	$0	$0	$0

Robert Farr	2013	$0	$0	$155,000	$0	$0	$0	$155,000
Chief Operating Officer	2012	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards

None.

Director Compensation

The table below lists the aggregate amount of payments that were made to directors during the year ended September 30, 2012.

Non-
	Fees			Equity	Nonqualified
	Earned or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Comp.	Earnings	Compensation
Name	($)	($)	($)	($)	($)	($)(1)	Total ($)

Frank Neukomm	-	-	-	-	-	-	-
Robert Farr	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, our authorized capitalization was 10,200,000,000 shares of capital stock, consisting of 10,000,000,000 shares of common stock, $0.001 par value per share and 200,000,000 shares of preferred stock, par value $0.001.  As of December 31, 2013, there were 472,498,832 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of December 31, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares (2)	Percent of Class
Preferred and Common	Frank Neukomm	60,687,120	10.6%
	Robert Farr	60,687,120	10.6%

	All officers and directors as a group (2 persons)	121,374,240	21.2%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Each director owns 50,000,000 shares of preferred stock and 10,687,120 shares of common stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Description of Securities

General

Our authorized capital stock consists of 10,000,000,000 shares of common stock, par value $0.001, and 200,000,000 shares of preferred stock, par value $0.001 (none of which are issued and outstanding).

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

The common stock of the Company trades on the OTCBB, a quotation system which currently does not have director independence requirements. As of September 30, 2013, none of the Company’s directors were considered to be “independent.”

Item 14. Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Bravos and Associates CPAs for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2013 and 2012, were approximately $-0- and $-0-, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended September 30, 2012 and 2011, respectively.

c. Tax Fees: Aggregate fees billed by Bravos & Co.. for tax services for the year ended September 30, 2013 and 2012, were $0 and $0, respectively.

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

HYDROGEN FUTURE CORP.

Date: December 31, 2013	By:	/s/ Frank Neukomm
	Name:	Frank Neukomm
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer, (Principal Executive Officer), Chairman of the Board	December 31, 2013
Frank Neukomm

/s/ Robert Farr	Chief Operations Officer and President	December 31, 2013
Robert Farr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bravos & Associates
Certified Public Accountants
324 Ridgewood Drive
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296 Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
Hydrogen Future Corporation (Formally A5 Laboratories, Inc.)

We have audited the accompanying balance sheets of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) (a development stage company) as of September 30, 2013 and 2012, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibly is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) as of September 30, 2013 and 2012, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $ 2,565,607 and had a working capital deficiency of $ 2,421,145 and a deficit accumulated during the development stage of $ 5,160,139 at September 30, 2013. As discussed in Note 2 to the financial statements, the Company's liabilities and working capital raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ *Bravos & Associates, CPA's*

Bloomingdale, Illinois
December 31, 2013

MEMBERS:.. AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.. LLINOIS CPA SOCIETY
Currently Licensed in: Illinois, Indiana & Michigan

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2013	2012
	(Unaudited)
Assets

Current assets
Cash	$(0)	$788
Other receivables	3,194	1,079
Total current assets	3,194	1,867

Property and equipment - net	199,567	233,699
Debt issue costs - net	15,983	29,182

Total assets	$218,744	$264,748

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	74,247	37,458
Notes/Advances payable - related party	27,173	27,173
Derivative liability	1,337,315	134,678
Convertible debt - net	591,738	165,145
Total current liabilities	2,568,801	902,783

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 100,000,000 and 46,438,491 issued and outstanding	100,000	46,438
Additional paid-in capital	2,609,577	2,054,015
Deficit accumulated during the development stage	(5,160,139)	(2,738,994)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(2,350,057)	(638,036)

Total liabilities and stockholders' (deficit)	$218,744	$264,748

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			June 21, 2006
			(inception) through
	Year Ended September 30,		September 30,
	2013	2012	2013

General and Administrative Expenses	$761,052	$377,715	$2,603,942
Impairment of software	-	-	$1,035,027
Total	761,052	377,715	3,638,969

Interest expense	(235,661)	(206,024)	(531,165)
Derivative expense	(227,264)	(144,581)	(1,567,890)
Change in fair value of derivative liability	(994,808)	1,386,527	744,173
Loss on Retirement of Debt	(202,360)		$(202,360)
Tax refunds	-	36,071	$36,071
Total Other (Expense) - net	(1,660,093)	1,071,994	(1,521,170)

	$(2,421,145)	$694,279	$(5,160,140)

	$(0.033)	$0.015

	$(0.024)	$0.015

during the period/year - basic	72,525,229	46,008,117

during the period/year - diluted	99,997,757	46,008,117

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 21,
			2006
			(Inception) to
	Years Ended June 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,421,145)	$694,279	$(5,160,140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based payments	471,549	30,000	652,549
Impairment of software		-	1,035,027
Derivative expense	227,264	144,581	1,567,890
Depreciation	34,132	34,130	435,082
Amortization of debt issue cost	13,199	9,886	34,918
Amortization of debt discount	197,977	169,512	434,302
Amortization of Original Issue Discount	116
Change in fair value of derivative liabilities	994,808	(1,386,527)	(744,173)
Accrued interest on Retired debt	779	-	779
Loss on Retirement of Debt	202,360		202,360
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(2,115)	77,321	(3,194)
Increase (decrease) in accounts payable and accrued expense	-	(18,054)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	36,789	26,624	74,247
Net cash provided by (used in) operating activities	(244,288)	(85,000)	(932,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	28,500	40,303	368,803
Notes Issued for Professional services	215,000	53,727	268,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	243,500	94,030	1,223,648

Net (Decrease) in Cash	(788)	9,030	2,825
Effect of Exchange Rates on Cash		(9,096)	(2,941)

Cash - Beginning of Period/Year	788	854

Cash - End of Period/Year	$(0)	$788	$(116)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$15,000	$-	$111,484
Common stock issued to acquire software	$-	$-	$1,380,876
Preferred stock issued to officers	$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$243,500	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$1,250	$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to September 30, 2013

	Common Stock, $0.001 Par Value		Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Proceeds from the Issuance of founders stock- ($0.0005/share)	10,000,000	$10,000	-	$-	$(5,000)	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($0.0005/share)	15,000,000	15,000	-	-	-	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	25,000,000	25,000	-	-	(5,000)	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($0.004/share)	20,500,000	20,500	-	-	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	45,500,000	45,500	-	-	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	45,500,000	45,500	-	-	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	45,500,000	45,500	-	-	56,500	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($0.65/share)	250,000	250	-	-	162,250	-	-	162,500

Common stock issued to acquire software ($.88/share)	1,569,177	1,569	-	-	1,379,307	-	-	1,380,876

Proceeds from the Issuance of common stock- ($0.65/share)	250,000	250	-	-	199,750	-	-	200,000

Common stock issued for consulting services ($.80/share)	20,000	20	-	-	15,980	-	-	16,000

Common stock issued for consulting services ($.90/share)	150,000	150	-	-	134,850	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	47,739,177	47,739	-	-	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($0.32/share)	312,500	312	-	-	99,688	-	-	100,000

Proceeds from the Issuance of common stock- ($0.20/share)	75,000	75	-	-	14,925	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($.12/share)	1,120,000	1,120	-	-	23,870	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	49,246,677	49,247	-	-	2,141,143	(3,433,273)	6,155	(1,236,728)

Share Rescission	(2,808,186)	(2,808)			(87,128)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	46,438,491	46,438	-	-	2,054,015	(2,738,994)	505	(638,036)

Share Issuance upon default of
debt- ($.0039/share)	15,000,000	15,000	-	-	43,500	-	-	58,500

Issuance of Shares to Officers for
Compensation- ($.0032/share)	32,061,360	32,061	-	-	70,535	-		102,596

Shares issuance upon conversion
of debt- ($.0399/share)	5,954,252	5,954	-	-	231,620	-	-	237,575

Common stock issued upon
conversion of insider debt	400,000	400	-	-	(400)	-	-	0

Shares issued for consulting
services- ($.0031/share)	145,897	146	-	-	306	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	100,000,000	$100,000	100,000,000	$100,000	$2,609,577	$(5,160,139)	$505	$(2,350,057)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Hydrogen Future Corp. (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on June 30, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc., which is based in Quebec, Canada.  On October 10, 2013, we changed our name to Hydrogen Future Corporation. Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2013 and 2012, the Company had no cash equivalents.

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

Since the Company reflected a net loss in 2013 the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012

Warrants	7,894,737	7,894,737
Convertible debt	106,305,067	91,061,086
Total common stock equivalents	114,199,804	98,955,822

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

The realized exchange gains (losses) recorded at September 30, 2013 and 2012 were $nil, respectively.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,421,145 and net cash used in operations of $244,288 for the year ended September 30, 2013. The Company also has a working capital deficit of $2,565,607 and a deficit accumulated during the development stage of $5,160,139 at September 30, 2013. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2013, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the year ended September 30, 2013.

The following is the Company’s derivative liability measured at fair value on a recurring basis at September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Level 1	$-	$-
Level 2 – Derivative Liability	1,337,315	134,678
Level 3	-	-
Total	$1,337,315	$134,678

Note 4 – Other Receivables

As of September 30, 2013 and 2012, the Company had receivables of $3,194 and $1,079. The receivable at September 31, 2013 was for amounts funded to a company controlled by our Chief Executive Officer The receivable at September 30, 2012 was  for taxes paid on products and services.  Under Canadian law, the Company is required to pay GST (Goods and Services Tax) and PST (Provincial Sales Tax) on goods and services that are consumed, used or supplied in the course of their business activities.  The Company is eligible to receive credit for both taxes and received the reimbursement during fiscal 2013.

Note 5 – Property and Equipment

Property and equipment consists of the following:

As of September 30,	2013	2012	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Office equipment	37,336	37,336	5
	1,669,719	1,669,719

Less: Accumulated depreciation	(435,125)	(400,993)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment – net	$199,567	233,699

(1) See Note 8(B) – related party
(2) See below related to related party purchases

During the years ended September 30, 2013 and 2012, management evaluated the recoverability of long lived assets by determining whether the carrying value can be recovered through future cash flows. Management determined that it is more likely than not that no future cash flows are to be expected from the use of its software.

The leasehold improvements were completed and placed into service in July 2011.

The Company purchased $24,357 of lab equipment from an entity controlled by the Company’s former Chief Executive Officer during fiscal year ended 2011. See Note 7 for software acquired from a related party.

Note 6 – Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	September 30, 2013	September 30, 2012
Note Payable (1)	$20,915	20,915
Advances (2)	7,226	7,226
Less: Payments received	(968)	(968)
Total related party liabilities	$27,173	27,173

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

(B) Convertible Debt – Secured – Derivative Liabilities

Fife Note

On February 15, 2011, the Company issued convertible notes, totaling $300,000, to John Fife with the following provisions:

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

On October 4, 2012, Mr. Fife foreclosed on his note to us because we were in default.  According to the terms of the indenture, Mr. Fife was issued 15 million shares to forestall on his claim against the Company.  At the time, the common stock of the Company was trading at $.0039.   Therefore, a corresponding expense of $58,500 was recorded at that time and included in General and Administrative Expense.

As of September 30, 2013, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

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

Consulting Notes

During the last six months of the fiscal year, the Company issued notes totaling $215,000 to a consultant.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and mature on June 30, 2014.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

The remaining $50,000 of the Notes bear no interest and have a six month term.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date. These Notes are due in the second quarter of the Fiscal year ended September 30, 2014.

St. George Note

On August 27, 2013, St. George Investments LLC (“St. George”) advanced the Company $12,500 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

Other Notes

Thorughout the fiscal year, the Comjapny received another $16,000 in proceeds from multiple investors.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the twenty (20) days immediately preceding the conversion date.  There is no interest on these Notes. $11,000 of the Notes matures in the fiscal third quarter of 2014, and $5,000 matures in the fiscal second quarter of 2014.

 (C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and

●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and

●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

At September 20, 2013, $15,983 of these costs remain to be amortized.

(D)	Debt Discount

During the years ended 2013 and 2012, the Company recorded debt discounts totaling $243,500 and $-0-, respectively.
During the years ended 2013 and 2012, the Company amortized debt discounts totaling $197,977 and $169,512, respectively.

Note 7 – Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2013

On February 19, 2013, the Company issued 5,954, 252 shares for the conversion of $15,000 of debt plus accrued interest.

On December 31, 2012, the Company issued 15,000,000 shares of common stock to John Fife for the default on his Note. See Footnote 6

The Company issued 32,061,360 shares for compensation to Directors and Officers

The Company issued 400,000 shares to insiders for conversion of insider debt.

The Company issued 145,897 shares for consulting services on January 1, 2013.

Stock Issued in 2012

During 2012, the Company rescinded 2.8 million shares net related to John Fife

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

Rent expense for the years ended September 30, 2013 and 2012 was $-0- and $43,970, respectively.

Rent Expense is no longer being incurred.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($300,000) issued in 2011 (see 6(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2012	$134,678
Fair value at the commitment date for convertible notes issued	227,264
Fair value mark to market adjustment	994,808
Derivative liability on retirement of debt	(19,435)
Derivative liability balance at September 30, 2013	$1,337,315

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	173%
Expected term: conversion feature	4 years	3.40 years
Risk free interest rate	1.73%	0.42%

Note 10 – Other Related Party Transactions

The Company accrued consulting fees to its Chief Executive Officer of $-0- and $-0- for the years ended September 30, 2013 and 2012, respectively.

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

	2013	2012
Gross deferred tax assets:
Net operating loss carryforward	$(1,754,000)	$(917,000)
Total deferred tax assets	1,754,000	917,000
Less: Valuation allowance	(1,754,000)	(917,000)
Net deferred tax assets recorded	$-	$-

The valuation allowance at September 30, 2013 was approximately $1,754,000. The net change in valuation allowance during the year ended September 30, 2013 was an increase of approximately $837,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2013.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2013 and 2012 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes), as follows:

	2013	2012
Expected tax expense (benefit) – Federal	$(1,613,400)	$(547,700)
Non-deductible stock compensation		-
Impairment loss	-	-
Derivative liability	673,400	434,700
Change in valuation allowance	940,000	113,000
Actual tax expense (benefit)	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2013	$837,000	2033
2012	$113,000	2032
2011	$831,000	2031
2010	$201,000	2030
Prior- 2010	$57,000	Prior to 2030
Total	$2,039,000

Note 12 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2012 and August 19, 2013, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

(A)	Issuance of Debt

After the Balance sheet date, the company issued the following debt:

On October 1, 2013, the Company issued $25,000 in a convertible promissory note to a consultant.
On November 1, 2013, the Company issued $25,000 in a convertible promissory note to a consultant.

(B)	Issuance of Shares

After the Balance sheet date, the company issued 372,498,832 shares for the conversion of debt

(C)	Designation of Preferred stock and Increase in authorized shares

On December 9, 2013, the Company filed a form 8-K ( “December 9 8-K”) with the Securities and Exchange Commission stating the following:

On December 6, 2013,  the Company filed an Amendment to the Certificate of Designation of the Series A Preferred Stock of the Company with the Secretary of State of Nevada to increase the voting rights of  the Series A Preferred Stock to 100 votes per share of Series A Preferred Stock.  A copy of the Certificate of Designation and the Amendment to Certificate of Designation after Issuance of a Class or Series are filed as Exhibits 3.2 and 3.3, respectively, to the December 9 8-K.

On December 9, 2013, the Company received written consent from stockholders holding greater than a majority of the Company’s voting power to amend  its Amended and Restated Articles of Incorporation to increase the authorized shares of common stock  from Five Hundred Million (500,000,000) shares to Ten Billion (10,000,000,000) shares.  In addition, the stockholders approved a reverse stock split by a ratio up to one-for-1,000 (1:1,000), with the exact ratio to be set as a whole number within this range determined by the Board of Directors of the Company at a future date, which the Board may (but is not required to) effect on or before December 9, 2014 without further stockholder approval.  A copy of the Amendment dated December 9, 2013 to the Company’s Amended and Restated Articles of Incorporation  reflecting the increase in authorized shares of common stock is filed as Exhibit 3.4 to the December 9 8-K.

(D)	Change in Name and Ticker Symbol

 On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB.