Form 10-Q
period 2013-12-31
Hydrogen Future Corp
filed 2014-02-14
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

or

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

(281) 436-6036
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

As of February 12, 2014, there were 109,607,020 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets

Current assets
Cash	$(0)	$(0)
Other receivables	3,194	3,194
Total current assets	3,194	3,194

Property and equipment - net	191,034	199,567
Debt issue costs - net	12,406	15,983

Total assets	$206,634	$218,744

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	95,396	74,247
Notes/Advances payable - related party	27,173	27,173
Common stock to be issued	45,000	-
Derivative liability	48,939	1,337,315
Convertible debt - net	705,882	591,738
Total current liabilities	1,460,719	2,568,801

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	100,000
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 510,498,832 and 100,000,000 issued and outstanding	510,499	100,000
Additional paid-in capital	2,514,433	2,609,577
Deficit accumulated during the development stage	(4,379,522)	(5,160,139)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(1,254,086)	(2,350,057)

Total liabilities and stockholders' (deficit)	$206,634	$218,744

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31,
	2013	2012	June 21, 2006 (inception) through December 31, 2013

Expenses
General and Administrative Expenses	$229,986	$235,092	$2,833,928
Impairment of software	-	-	$1,035,027
Total	229,986	235,092	3,868,955

Other (Expense)
Interest expense	(103,510)	(114,777)	$(634,675)
Derivative expense	(1,052,177)	(137,631)	$(2,620,067)
Change in fair value of derivative liability	2,340,552	223,150	$3,084,726
Loss on Retirement of Debt	(174,263)		$(376,623)
Tax refunds	-		$36,071
Total Other (Expense) - net	1,010,603	(29,258)	(510,568)

Net Income (Loss)	$780,617	$(264,350)	$(4,379,522)

Net loss per common share - basic	$0.003	$(0.004)

Net loss per common share - diluted	$0.002	$(0.004)

Weighted average number of common shares outstanding
during the period/year - basic	252,805,020	60,779,150

Weighted average number of common shares outstanding
during the period/year - diluted	352,805,020	60,779,150

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,
	2013	2012	June 21, 2006 (Inception) to December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$780,617	$694,279	$(4,379,522)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments		30,000	652,549
Impairment of Software			1,035,027
Derivative expense	1,052,177	144,581	2,620,067
Depreciation	8,533	34,130	443,615
Amortization of debt issue cost	3,578	9,886	38,495
Amortization of debt discount	81,462	169,512	515,765
Amortization of Original Issue Discount	899		1,015
Change in fair value of derivative liabilities	(2,340,552)	(1,386,527)	(3,084,726)
Accrued interest on Retired debt			779
Legal fees on debt conversions	2,875		2,875
Common stock to be issued	45,000		45,000
Loss on Retirement of Debt	174,263		376,623

Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	77,321	(3,194)
Increase (decrease) in accounts payable and accrued expense	-	(18,054)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	21,149	26,624	95,396
Net cash provided by (used in) operating activities	(170,000)	(85,000)	(1,101,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	95,000	40,303	463,803
Notes Issued for Professional services	75,000	53,727	343,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	170,000	94,030	1,393,648

Net (Decrease) in Cash	(0)	9,030	2,941
Effect of Exchange Rates on Cash		(9,096)	(2,941)

Cash - Beginning of Period/Year	(0)	854	-

Cash - End of Period/Year	$(0)	$788	$-

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows (Cont'd)
(Unaudited)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest		$-	$-	$-
Income Taxes		$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares		$138,217	$-	$111,484
Common stock issued to acquire software		$-	$-	$1,380,876
Preferred stock issued to officers		$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability		$170,000	$300,000	$300,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$		$27,122	$27,122
Debt issue costs - warrants		$-	$26,901	$26,901

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to September 30, 2013

	Common Stock, $0.001 Par Value		Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development Stage	Income (Loss)	Equity (Deficit)

Proceeds from the Issuance
of founders stock- ($0.0005/share)	10,000,000	$10,000	-	$-	$(5,000)	$-	$-	$5,000

Proceeds from the Issuance
of founders stock- ($0.0005/share)	15,000,000	15,000	-	-	-	-		15,000

Net loss- Inception (June 21, 2006)
to September 30, 2006	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	25,000,000	25,000	-	-	(5,000)	(2,631)	-	17,369

Proceeds from the Issuance
of common stock- ($0.004/share)	20,500,000	20,500	-	-	61,500	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	45,500,000	45,500	-	-	56,500	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	45,500,000	45,500	-	-	56,500	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	45,500,000	45,500	-	-	56,500	(56,866)	-	45,134

Proceeds from the Issuance
of common stock- ($0.65/share)	250,000	250	-	-	162,250	-	-	162,500

Common stock issued to
acquire software ($.88/share)	1,569,177	1,569	-	-	1,379,307	-	-	1,380,876

Proceeds from the Issuance
of common stock- ($0.65/share)	250,000	250	-	-	199,750	-	-	200,000

Common stock issued for
consulting services ($.80/share)	20,000	20	-	-	15,980	-	-	16,000

Common stock issued
for consulting services ($.90/share)	150,000	150	-	-	134,850	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	(3,079)	(3,079)

	Common Stock, $0.001 Par Value		Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During	Accumulated Other Comprehensive	Total Stockholders'
			Shares		Capital	Development Stage	Income (Loss)	Equity (Deficit)

Balance- September 30, 2010	47,739,177	47,739	-	-	1,948,637	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance
of common stock- ($0.32/share)	312,500	312	-	-	99,688	-	-	100,000

Proceeds from the Issuance
of common stock- ($0.20/share)	75,000	75	-	-	14,925	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	26,901	-	-	26,901

Common stock issued for
conversion of Note ($.12/share)	1,120,000	1,120	-	-	23,870	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	49,246,677	49,247	-	-	2,141,143	(3,433,273)	6,155	(1,236,728)

Share Rescission	(2,808,186)	(2,808)			(87,128)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	46,438,491	46,438	-	-	2,054,015	(2,738,994)	505	(638,036)

Share Issuance upon default of
debt- ($.0039/share)	15,000,000	15,000	-	-	43,500	-	-	58,500

Issuance of Shares to Officers for
Compensation- ($.0032/share)	32,061,360	32,061	-	-	70,535	-		102,596

Shares issuance upon conversion
of debt- ($.0399/share)	5,954,252	5,954	-	-	231,620	-	-	237,575

Common stock issued upon
conversion of insider debt	400,000	400	-	-	(400)	-	-	0

Shares issued for consulting
services- ($.0031/share)	145,897	146	-	-	306	-	-	452

Issuance of 100,000,000 shares of
Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	100,000,000	100,000	100,000,000	100,000	2,609,577	(5,160,139)	505	(2,350,057)

Shares issuance upon conversion
of debt and legal expense	410,498,832	410,499	-	-	(95,144)	-	-	315,355

Net Income for the three months
ended December 31, 2013						$780,617		780,617

Balance- December 31, 2013	510,498,832	$510,499	100,000,000	$100,000	$2,514,433	$(4,379,522)	$505	$(1,254,086)

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2013 and 2012.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2013 and 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2013 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

HYDROGEN FUTURE CORP., (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on December 31, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc. On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB.  Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
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
Such estimates for the periods ended December 31, 2013 and 2012, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2013 and September 30, 2013, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2013 and September 30, 2013, there were no balances that exceeded the federally insured limit.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is expensed into interest expense pro-rata over the term of the Note, and upon maturity, the Note shall equal the proceeds due.

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

Prior to the issuance of the Company’s Preferred Stock during the calendar year ending September 30, 2013, the Company did not have any dilutive securities.  As such, a separate computation of diluted earnings (loss) per share was not presented. Commencing with the issuance of the Preferred Stock, the Company now has dilutive securities, and a separate computation of diluted earnings (loss) per share is now presented.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

The Company had the following potential common stock equivalents at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013

Warrants (1)	7,894,737	7,894,737
Convertible debt (1)	7,852,782,286
Total common stock equivalents (2)	7,876,382,587	98,955,822

(1)    The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock.  The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 10,960,702 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.
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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had net income of $780,607 for the three months ended December 31, 2013, but we utilized $170,000 in cash for our operations. The Company also has a working capital deficit of $1,457,525 and a deficit accumulated during the development stage of $4,379,522 at December 31, 2013. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

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

At December 31, 2013, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended December 31, 2012.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	December 31, 2013	September 30, 2013
Level 1	$-	$-
Level 2 – Derivative Liability	48,939	1,337,315
Level 3	-	-
Total	$48,939	$1,337,315

Note 5 Other Receivables

As of December 31, 2013 and September 30, 2013, the Company had receivables of $3,194. The receivable was for amounts funded to a company controlled by our Chief Executive Officer.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	December 31, 2013	September 30, 2013	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(97,809)	(435,125)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$191,034	$199,567
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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	December 31, 2013	September 30, 2013
Notes payable (1)	$20,915	$20,915
Advances (2)	7,226	7,226
Less: payments	(968)	(968)
Total related party liabilities	$27,173	$27,173

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

On February 23, 2011, the Company entered into asecured convertible promissory note between the Company and a third party (the “Lender”). The note balance totaled $300,000. The Lender expects to contribute funds in tranches, the first tranche being equal to $300,000, and an additional ten tranches equal to $200,000 each commencing on October 23, 2011, and continuing each subsequent month for ten months.  No additional draw downs occurred during the year ended September 30, 2011.  In January 2012, the Company received $22,000 from a lender for an additional investment, under the same terms above, which is convertible to shares pursuant to the terms described below. See Note 9(A) related to conversions of this $300,000 note.

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

As of December 31, 2013, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $93,600 of the debt has been converted leaving a principal balance of $206,400.

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

During the quarter ended December 31, 2013, $34,790 of the debt was converted into common stock.  $18,937 of principal value remains

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

Consulting Notes

During the last six months of the prior fiscal year, the Company issued notes totaling $215,000 to a consultant.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and mature on June 30, 2014.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

The remaining $125,000 of the Notes bear no interest and have a six month term.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date. These Notes are due in the second quarter of the Fiscal year ended September 30, 2014.

St. George Notes

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

On October 10, 2013, St. George Investments LLC (“St. George”) advanced the Company $15,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

On November 19, 2013, St. George Investments LLC (“St. George”) advanced the Company $10,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

Other Notes

The Company has received another $111,000 in proceeds from multiple investors.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the twenty (20) days immediately preceding the conversion date.  There is no interest on these Notes. $11,000 of the Notes matures in the fiscal third quarter of 2014, $70,000 in the fourth quarter of fiscal 2014 and $30,000 matures in the fiscal second quarter of 2014.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:
•	8% cash – which is equivalent to $24,000, and
•	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:
•	8% cash – which is equivalent to $1,760, and
•	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, September 30, 2012	(9,833)
Amortization of debt issue costs, September 30, 2013	(13,199)
Amortization of debt issue costs, December 31, 2012	(3,577
Debt issue costs - net	$12,406

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

(D)	Debt Discount

During the three months ended December 31, 2013 and December 31, 2012, Company recorded debt discounts totaling $170,000 and $165,000, respectively.

The debt discount recorded in the current quarter pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the three months ended December 31, 2013, the Company amortized $81,462 in debt discount.

Note 8- Liability for Common Stock to be Issued

On December 20, 2013, the Company agreed to issued 360 million shares pre-split (720,000 shares post-split) to the three directors.  Based upon the price of the shares on that date of $.000125 pre-split ($.0625 post-split), a liability of $45,000 was established. These shares were not issued until January 2014.  At that time, the liability was extinguished.

Note 9 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2014

During the quarter ended December 31, 2013, the Company issued 410,498,832 shares for the conversion of shares of common stock.

Stock Issued in 2013

On February 19, 2013, the Company issued 5,954, 252 shares for the conversion of $15,000 of debt plus accrued interest.

On December 31, 2012, the Company issued 15,000,000 shares of common stock to John Fife for the default on his Note. See Footnote 6

The Company issued 32,061,360 shares for compensation to Directors and Officers

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

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

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2013	$1,337,315
Derivative liability Fair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – December 31, 2013	(1,052,177
Derivative liability associated with new issuances through December 31, 2013	(2,340,552)

Derivative liability balance at December 31, 2013	$49,939

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013
(Unaudited)

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2013 and December 31, 2013	$415,719

The consulting and rental fees are components of general and administrative expenses.

Note 13 Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined the following would require disclosure in, the financial statements;

Issuance of Shares

In January 2014, 360 million shares of common stock (pre-split) were issued to the Management team.  See Note 8, for details

Reverse Split of Shares

On December 31, 2013, the Company approved a one for five hundred (1:500) reverse split of the outstanding shares of the Company’s common stock. The Amendment to the Company’s Articles of Incorporation was filed on January 10, 2014, with the Secretary of state of Nevada.  The reverse split became effective on January 27, 2014, and the Company’s new symbol became HFCOD. This will last for a period of 20 days until it will revert back to HFCO.  Please see our form 8-K filed on January 24, 2014 for more detail.

Issuance of Shares

On January 27, 2014, the Company issued to Management one hundred million (100,000,000) shares of post-split common shares to Management.  Please see our Form 8-K filed on January 28, for more detail.

Conversion of Debt

From the balance sheet date until the date of this report, the Company issued 7,693,218 shares for the conversion of $73,420 in convertible debt and $2,480 in legal fees

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

After completion of lab scale production of interferons using our technology in North America and with the assurance of repeatability of our technology in various centers, we will begin producing interferons for in vitro testing at our own facility in Montreal.  Simultaneously, we plan to proceed with the necessary regulatory efforts needed in Europe to register our product for veterinary use.  If successful, we plan on introducing the interferon for one species (bovine or porcine).  The Company also hopes to begin clinical trials in United States, including satisfying various FDA requirements.

Results of Operations

Our results of operations are summarized below:

	Quarter Ended December 31, 2013 ($)	Quarter Ended December 31, 2012 ($)
Revenue	0.00	0.00
Expenses	(229,986)	(235,092)
Other Income (Expenses)	1,010,603	(29,258)
Net Income (Loss)	780,617	(264,350)
Income (Loss) Per Share-Basic	.003	(0.004)
Income (Loss) Per Share- Fully diluted	.002	(0.004)

Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

During the three months ended December 31, 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended December 31, 2013 and 2012 can be summarized as follows:

	For the Three Months Ended December 31,
	2013 ($)	2012 ($)	Difference ($)
Professional fees	75,000	165,000	(90,000)
Other General and administrative expenses	154,986	70,092	83,894

Our net income for the three month period ended December 31, 2013 was $780,617, compared to a net loss of $264,350 for the three month period ended December 31, 2012, an improvement of $1,044,967.

During the three month period ended December 31, 2013, we incurred operating expenses (and respective net operating losses) of $229,986, compared to operating expenses of $235,092 incurred during the three month period ended December 31, 2012, a decrease of  $5,107.  The operating expenses incurred during the three month period ended December 31, 2013 and 2012 consisted of (i) $75,000 and $165,000 in fees paid to professionals; and (ii) $154,986 and $70,092 in other general and administrative expenses, respectively.  Professional expenses decreased by $90,000 due to the establishment of the consulting agreement in the first fiscal quarter of the prior fiscal year partially offset by a quarterly accrual for consulting services. General and administrative expenses increased by $83,894 due to an accrual of $45,000 for Management expenses and the remainder is due to other operating expenses.

Other income incurred during the three month period ended December 31, 2013 was due to the change in the fair market value of the derivative liability of $2,340,552, partially offset by derivative expense from the issuance of various notes of $1,052,177, interest expense of $103,510 and loss on retirement of debt of $174,263. This was an increase of $1,039,861 from the three months ended December 31, 2011 and was primarily from the change in the fair value of the derivative liability.

Therefore, our basic net income and net income per share during the three month period ended December 31, 2013, was $780,617 or $0.003 per share, compared to a net loss and loss of $264,350 or $0.004 per basic share during the three month period ended December 31, 2012.  The weighted average number of basic shares outstanding was 252,805,020 for the three month period ended December 31, 2013, compared to 60,779,150 for the three month period ended December 31, 2012. The weighted average number of fully-diluted shares outstanding was 352,805,020 for the three month period ended December 31, 2013, compared to 60,779,150 for the three month period ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, our current assets were $3,194 and our current liabilities were $1,460,719, which resulted in a working capital deficiency of $1,457,525.  As of December 31, 2013, current assets were comprised of: (i) $-0- in cash; and (ii) $3,194 in receivables from a company controlled by our Chief Executive Officer. As of December 31, 2013, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $95,396 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $705,882 in convertible debt (net of $200,875 of discount); (vi) a derivative liability of $48,939 resulting from convertible notes payable and warrants.

As of December 31, 2013, our total assets of $206,634 were comprised of: (i) $3,194 in current assets; (ii) $12,406 in debt issue costs (net of $38,495 of amortization); and (iii) $191,034 in property and equipment (net of $97,809 of depreciation).  As of December 31, 2013, our total liabilities of $1,460,719 were comprised of current liabilities of the same amount.

Stockholders’ deficit decreased $1,095,972 from ($2,350,057) as of September 30, 2013 to ($1,254,086) as of December 31, 2013.  The change in Stockholder’s deficit was comprised of (i) net income of $780,617 and (ii) issuances of shares for conversion of debt totaling $315,355.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the nine months ended December 31, 2013, net cash flows provided by operations was $(170,000). Net cash flows used in operating activities for the three months ended December 31, 2013 consisted of the change in the fair value of the derivative liability of ($2,340,552) adjusted by: (i) net income of $780,617; (ii) derivative expense of $1,052,177; (iii) loss on retirement of debt of $174,263; (iv) $81,462 in amortization of debt discount; (v) $45,000 in common stock to be issued (See Subsequent events; (vi) $8,533 in depreciation expense; and  Net cash flows used by operating activities was further changed by an increase in accrued interest of $21,149.

Cash Flows from Investing Activities

For the three months ended December 31, 2013, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the three months ended December 31, 2013, net cash flows provided from financing activities was $170,000.  This was from the issuance of notes for cash f $95,000 and notes for professional services of $75,000 .

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

As of December 31, 2013, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $93,600 of the debt has been converted leaving a principal balance of $206,400.

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

During the quarter ended December 31, 2013, $34,790 of the debt was converted into common stock.  $18,937 of principal value remains

Consulting Notes

During the last six months of the prior fiscal year, the Company issued notes totaling $215,000 to a consultant.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and mature on June 30, 2014.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

The remaining $125,000 of the Notes bear no interest and have a six month term.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date. These Notes are due in the second quarter of the Fiscal year ended September 30, 2014.

St. George Notes

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

On October 10, 2013, St. George Investments LLC (“St. George”) advanced the Company $15,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

On November 19, 2013, St. George Investments LLC (“St. George”) advanced the Company $10,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date.

Other Notes

The Company has received another $111,000 in proceeds from multiple investors.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the twenty (20) days immediately preceding the conversion date.  There is no interest on these Notes. $11,000 of the Notes matures in the fiscal third quarter of 2014, $70,000 in the fourth quarter of fiscal 2014 and $30,000 matures in the fiscal second quarter of 2014.

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is expensed into interest expense pro-rata over the term of the Note, and upon maturity, the Note shall equal the proceeds due.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the SEC on January 2, 2014.

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

HYDROGEN FUTURE CORP.

Dated: February 12, 2014	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer
(Principal Executive Officer)