Form 10-K/A
period 2013-09-30
Hydrogen Future Corp
filed 2014-02-27
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #1

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

Documents Incorporated By Reference: None.

  Explanatory Note

This Form 10-K/A (“Amendment No. 1”) to Hydrogen Future Corp. (the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on January 2, 2014 (the “Original Filing”), is being filed in response to communications received from the SEC.  The SEC’s concern related to some disclosures in regards to the Report of the Independent Registered Public Accounting Firm, Financial statement proclamations and some of the Exhibit Filings

    Specifically, The Original Filing has been updated for the following: a) The Report of the Independent Registered Public Accountant has been changed to reflect the period on which they are opining and they have changed some incorrectly or insufficiently labeled items; b) the Balance Sheet has been changed to reflect that it is audited; c) the Exhibits were changed to accurately reflect the correct period and the correct titles of the signors, and d) Footnote 7, the Warrants outstanding footnote, has been updated as appropriate.

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

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer, (Principal Executive Officer)	December 31, 2013
Frank Neukomm

/s/ Robert Farr	Chief Operating Officer, President, Principal Financial Officer and Principal Accounting Officer	December 31, 2013
Robert Farr

Bravos & Associates
Certified Public Accountants
 324 Ridgewood Drive
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296    Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
Hydrogen Future Corporation (Formally A5 Laboratories, Inc.)

We have audited the accompanying balance sheets of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) (a development stage company) as of September 30, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended from June 21, 2006 (date of inception) through September 30 2013.  These financial statements are the responsibility of the Company’s management. Our responsibly is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) as of September 30, 2013 and 2012, and the results of operations and its cash flows for the years then ended from June 21, 2006 (date of inception) through September 30 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $ 2,421,145 and had a working capital deficiency of $ 2,565,607 and a deficit accumulated during the development stage of  $ 5,160,139 at September 30, 2013.  As discussed in Note 2 to the financial statements, the Company’s liabilities and working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/S/ Bravos & Associates, CPA’s

Bloomingdale, Illinois
December 31, 2013

MEMBERS:.. AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.. LLINOIS CPA SOCIETY
Currently Licensed in: Illinois, Indiana & Michigan

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2013	2012
	(Audited)
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

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			June 21, 2006
			(inception) through
	Year Ended September 30,		September 30,
	2013	2012	2013

General and Administrative Expenses	$761,052	$377,715	$2,603,942
Impairment of software	-	-	$1,035,027
Total	761,052	377,715	3,638,969

Interest expense	(235,661)	(206,024)	(531,165)
Derivative expense	(227,264)	(144,581)	(1,567,890)
Change in fair value of derivative liability	(994,808)	1,386,527	744,173
Loss on Retirement of Debt	(202,360)		$(202,360)
Tax refunds	-	36,071	$36,071
Total Other (Expense) - net	(1,660,093)	1,071,994	(1,521,170)

	$(2,421,145)	$694,279	$(5,160,140)

Basic Net income (loss) per common share	$(0.03)	$0.02

Diluted net income (loss) per common share	$(0.02)	$0.02

Average shares outstanding during the year - basic	72,525,229	46,008,117

Average shares outstanding during theyear – diluted	99,997,757	46,008,117

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2013 and 2012 :

	Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2012	1,074,000		$0.30	.27	8,560
Granted		$
Forfeited/Cancelled	( 1 ,074,000)		$.30
Exercised	-		-
Balance – September 30, 2013 - outstanding	-		$-	-	$-
Balance – September 30, 2013 - exercisable	-		$-	-	$-

There are no warrants outstanding at September 30, 2013.

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

Note 12 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2013 and January 2 , 2014, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

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