Form 10-Q/A
period 2014-02-19
Hydrogen Future Corp
filed 2014-02-27
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
AMENDMENT #1

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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) to Hydrogen Future Corp. (the “Company”) Annual Report on Form 10-Q for the quarter ended December 31, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2014 (the “Original Filing”), is being filed in response to communications received from the SEC.  The SEC’s concern related to discrepancies in titles for our Executive Officers.

The titles of our Executive Officers in Exhibits in 31.1, 31.2, 32.1 and 32.2 have been changed to reflect their correct titles.

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
Frank Neukomm
Chief Executive Officer (Principal Executive Officer) Hydrogen Future Corp.