Form 10-K/A
period 2013-09-30
Hydrogen Future Corp
filed 2014-03-19
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment # 2

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

       There were no other changes or updates to the Original Filing than those mentioned above.

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

HYDROGEN FUTURE CORP.

Date: March 19, 2014	By:	/s/ Frank Neukomm
	Name:	Frank Neukomm
	Title:	Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer, (Principal Executive Officer)	March 19, 2014
Frank Neukomm

/s/ Robert Farr	Chief Operating Officer, President, Principal Financial Officer and Principal Accounting Officer	March 19, 2014
Robert Farr

Bravos & Associates

Certified Public Accountants

324 Ridgewood Drive
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296 Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
Hydrogen Future Corporation (Formally A5 Laboratories, Inc.)

We have audited the accompanying balance sheets of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) (a development stage company) as of September 30, 2013 and 2012 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. We also audited the statements of operations, shareholder's equity, and cash flows from June 21, 2006 (date of inception) through September 30 2013. These financial statements are the responsibility of the Company's management. Our responsibly is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) as of September 30, 2013 and 2012 and the results of operations and its cash flows for the years then ended and the statements of operations, shareholder's equity, and cash flows from June 21, 2006 (date of inception) through September 30 2013, in conformity with accounting principles generally accepted in the United States of America.

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

Bloomingdale, Illinois
December 31, 2013

MEMBERS:.. AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.. LLINOIS CPA SOCIETY
Currently Licensed in: Illinois, Indiana & Michigan

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets
(Audited)

	September 30,	September 30,
	2013	2012

Assets

Current assets
Cash	$(0)	$788
Other receivables	3,194	1,079
Total current assets	3,194	1,867

Property and equipment - net	199,567	233,699
Debt issue costs - net	15,983	29,182

Total assets	$218,744	$264,748

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	74,247	37,458
Notes/Advances payable - related party	27,173	27,173
Derivative liability	1,337,315	134,678
Convertible debt - net	591,738	165,145
Total current liabilities	2,568,801	902,783

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 100,000,000 and 46,438,491 issued and outstanding	100,000	46,438
Additional paid-in capital	2,609,577	2,054,015
Deficit accumulated during the development stage	(5,160,139)	(2,738,994)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(2,350,057)	(638,036)

Total liabilities and stockholders' (deficit)	$218,744	$264,748

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
( Audited )

			June 21, 2006
			(inception) through
	Year Ended September 30,		September 30,
	2013	2012	2013

General and Administrative Expenses	$761,052	$377,715	$2,603,942
Impairment of software	-	-	$1,035,027
Total	761,052	377,715	3,638,969

Interest expense	(235,661)	(206,024)	(531,165)
Derivative expense	(227,264)	(144,581)	(1,567,890)
Change in fair value of derivative liability	(994,808)	1,386,527	744,173
Loss on Retirement of Debt	(202,360)		$(202,360)
Tax refunds	-	36,071	$36,071
Total Other (Expense) - net	(1,660,093)	1,071,994	(1,521,170)

Net income (loss)	$(2,421,145)	$694,279	$(5,160,139)

Basic Net income (loss) per common share	$(0.03)	$0.02

Diluted net income (loss) per common share	$(0.02)	$0.02

Weighted average shares outstanding during the year - basic	72,525,229	46,008,117

Weighted average shares outstanding during theyear – diluted	99,997,757	46,008,117

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
( Audited )

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2013 and 2012:

	Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2012	1,074,000		$0.30	.27	8,560
Granted		$
Forfeited/Cancelled	(1,074,000)		$.30
Exercised	-		-
Balance – September 30, 2013 - outstanding	-		$-	-	$-
Balance – September 30, 2013 - exercisable	-		$-	-	$-

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

Note 12 – Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2013 and January 2, 2014, the date the financial statements were available to be issued, and concluded that the following events or transactions occurring during that period requiring recognition or disclosure are:

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