Form 10-Q
period 2014-03-31
Hydrogen Future Corp
filed 2014-05-15
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 15, 2014, there were 332,282,430 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$29,157	$(0)
Other receivables	3,194	3,194
Total current assets	32,351	3,194

Property and equipment - net	182,501	199,567
Debt issue costs - net	8,828	15,983

Total assets	$223,680	$218,744

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$122,610	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	104,465	74,247
Notes/Advances payable - related party	27,173	27,173
Common stock to be issued	41,750	-
Derivative liability	198,467	1,337,315
Convertible debt - net	755,895	591,738
Total current liabilities	1,666,079	2,568,801

Stockholders' (Deficit)
Preferred stock, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	100,000
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 255,178,013 and 200,000 issued and outstanding at march 31, 2014 aned June 30, 2013, respectively	255,178	200
Additional paid-in capital	10,082,033	2,709,377
Deficit accumulated during the development stage	(11,880,115)	(5,160,139)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	(1,442,399)	(2,350,057)

Total liabilities and stockholders' (deficit)	$223,679	$218,744

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2014	2013

Expenses
General and Administrative Expenses	$5,349,454	$12,015
Impairment of software	-	-
Total	5,349,454	12,015

Other Income/(Expense)
Interest expense	(176,507)	(102,074)
Derivative expense	(1,067,424)	-
Change in fair value of derivative liability	917,897	(1,182,780)
Loss on Retirement of Debt	(1,825,104)	(202,360)
Total Other (Expense) - net	(2,151,139)	(1,487,214)

Net Income (Loss)	$(7,500,593)	$(1,499,229)

Net loss per common share - basic	$(0.07)	$(12.33)

Net loss per common share - diluted	$(0.04)	$(12.33)

Weighted average number of common shares outstanding
during the period/year - basic	102,394,546	121,558

Weighted average number of common shares outstanding
during the period/year - diluted	202,394,546	121,558

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,		June 21, 2006 (Inception) to March 31,
	2013	2012	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,719,976)	$694,279	$(12,660,733)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	5,255,000	30,000	5,907,549
Impairment of Software			1,035,027
Derivative expense	2,119,601	144,581	3,687,492
Depreciation	17,066	34,130	452,148
Amortization of debt issue cost	7,156	9,886	42,073
Amortization of debt discount	225,023	169,512	659,326
Amortization of Original Issue Discount	17,250		17,366
Change in fair value of derivative liabilities	(3,258,449)	(1,386,527)	(4,002,623)
Accrued interest on Retired debt			779
Legal fees on debt conversions	9,375		9,375
Common stock to be issued			-
Accrued interest on Retired debt	7,526
Loss on Retirement of Debt	1,999,367		2,201,727

Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	77,321	(3,194)
Increase (decrease) in accounts payable and accrued expense	-	(18,054)	122,610
Increase in accounts payable - related party		133,249	415,719
Increase in accrued interest	30,218	26,624	104,465
Net cash provided by (used in) operating activities	(290,843)	(85,000)	(2,010,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	-	-	(288,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	170,000	40,303	538,803
Notes Issued for Professional services	150,000	53,727	418,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	320,000	94,030	1,543,648

Net (Decrease) in Cash	29,157	9,030	(756,046)
Effect of Exchange Rates on Cash		(9,096)	(2,941)

Cash - Beginning of Period/Year	(0)	854	-

Cash - End of Period/Year	$29,157	$788	$(758,987)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$389,618	$-	$501,108
Common stock issued to acquire software	$-	$-	$1,380,876
Preferred stock issued to officers	$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$320,000	$300,000	$620,000
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount		$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

HYDROGEN FUTURE CORP., (the “Company” or “HFCO”) was incorporated in the State of Nevada on June 21, 2006. The Company was originally incorporated as El Palenque Nercery, Inc. and changed its name to El Palenque Vivero, Inc. on March 31, 2006. On March 23, 2010, it further changed its name to A5 Laboratories Inc. On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB.  Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

The Company intends to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to raising capital.

On April 28, 2014, the Company filed a form 8-K with the Securities and Exchange Commission. The 8-K referenced above, among other recent developments disclosed the following:
● On April 21, 2014, Hydrogen Future Corporation completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC).  Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.

● Under the agreement to acquire Hydra, the Company acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of the Company at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in the Company.

● Although an all stock transaction, HFCO was required to have secured sufficient funding commitments to fund Hydra’s production startup before it could close the acquisition. Such commitments were completed just recently.

● Frank Neukomm, HFCO’s Chief Executive Officer and Chairman of the Board, and Robert Farr, HFCO’s President, Chief Operations Officer and Director of HFCO are also officers and directors of ARSC.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

We strongly recommend that you read these financial statements in conjunction with the April 28 8-K for a fuller understanding of the Company’s new direction.

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

Such estimates for the periods ended March 31, 2014 and 2013, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2014 and September 30, 2013, the Company had no cash equivalents.

At March 31, 2014, the Company had $29.157 in cash.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2014 and September 30, 2013, there were no balances that exceeded the federally insured limit.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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
March 31, 2014
(Unaudited)

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

The Company had the following potential common stock equivalents at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

Warrants (1)	14,989	14,989
Convertible debt (1)	270,376,629	212,611
Total common stock equivalents (2)	270,391,618	227,600

(1)
The potential shares for which these instruments can convert into common stock currently exceed the Company’s authorized shares for common stock.  The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 225,178 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $6,719,976 for the six months ended March 31, 2014, and utilized $290,843 in cash for operations. The Company also has a working capital deficit of $1,633,728 and a deficit accumulated during the development stage of $11,880,115 at March 31, 2014. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	March 31, 2013	September 30, 2013
Level 1	$-	$-
Level 2 – Derivative Liability	198,467	1,337,315
Level 3	-	-
Total	$198,467	$1,337,315

Note 5 Other Receivables

As of March 31, 2014 and September 30, 2013, the Company had receivables of $3,194. The receivable was for amounts funded to a company controlled by our Chief Executive Officer.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	March 31, 2014	September 30, 2013	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(106,342)	(435,125)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$182,501	$199,567

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

Note 7 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	March 31, 2013	September 30, 2013
Notes payable (1)	$20,915	$20,915
Advances (2)	7,226	7,226
Less: payments	(968)	(968)
Total related party liabilities	$27,173	$27,173

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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

As of March 31, 2014, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $115,450 of the debt has been converted leaving a principal balance of $184,550.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
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

During the quarter ended March 31, 2014, the remaining blance of the Lucosky note was converted, and no principal balance remains

Consulting Notes

Starting in Fiscal 2013, the Company incurred a liability to a consultant for $165,000.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and matures on June 30, 2014. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

As of the Balance sheet date, $118,203 of principal on this note has been converted into common shares, leaving a remaining balance of $46,797.

The Company signed a new consulting agreement in August 2013 at a rate of $25,000 per month.  Since that time, the Company issued notes totaling $200,000 to the consultant.      Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the thirty (30) days immediately preceding the conversion date. As of the Balance sheet date, $39,400 of principal has been converted leaving a balance of $160,600

St. George Notes

On August 27, 2013, St. George Investments LLC (“St. George”) advanced the Company $12,500 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date. The full principal balance is outstanding.

On October 10, 2013, St. George Investments LLC (“St. George”) advanced the Company $15,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date. The full principal balance is outstanding.

On November 19, 2013, St. George Investments LLC (“St. George”) advanced the Company $10,000 (“St. George Note”).  The St. George Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The St. George Note has a face value of $13,750, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 60% of the average of the two (2) low closing bid prices for the ten (10) days immediately preceding the conversion date. The full principal balance is outstanding.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

Other Notes

The Company has received another $186,000 in proceeds from multiple investors.    Interest on the notes varies from 0% to ten percent.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price.

Market price is defined as follows:

Debt Amount	Discount	Conversion Mechanism
$20,000	51%	low trade price over prior 30 days

$25,000	60%	low trade price over prior 25 days

$141,000	50%	low bid price over prior 30 days

(C) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and
●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and
●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, September 30, 2012	(9,833)
Amortization of debt issue costs, September 30, 2013	(13,199)
Amortization of debt issue costs, March 31, 2014	(7,156)
Debt issue costs - net	$8,828

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

(D)	Debt Discount

During the six months ended March 31, 2014 and 2013 , the company recorded debt discounts of $320,000 and $300,000 respectively

The debt discount recorded in the current quarter pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the six months ended March 31, 2013, the Company amortized $225,023 in debt discount.

Note 8- Liability for Common Stock to be Issued

On March 28, 2014, a debt conversion for 8,350,000 shares was filed. The shares were not issued until subsequent to the balance sheet. The price of the stock on that date was $.05, resulting in a liability of $41,750. The shares were issued in April, and the liability was extinguished.

Note 9 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2014

During the six months ended March 31, 2014, the Company issued 154,287,985 shares for the conversion of shares of common stock.

On January 27, 2014 the Company issued 100,000,000 shares of common stock to its management team for compensation in lieu of cash.

Stock Issued in 2013

On February 19, 2013, the Company issued 5,954, 252 shares for the conversion of $15,000 of debt plus accrued interest.

On March 31, 2012, the Company issued 15,000,000 shares of common stock to John Fife for the default on his Note. See Footnote 6

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

Stock Issued in 2006

On June 21, 2006 (Inception), the Company issued 10,000,000 shares of common stock for $5,000 ($0.0005/share) to directors and officers of the Company.

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

All warrants issued by the Company have expired or were cancelled except for those issued to John Fife, which are discussed in Note 7 (B).  After adjustment for the split, Mr. Fife owned 14,989 warrants which are convertible at $100 per share.  These warrants expire on February 15, 2015 and have a derivative liability associated with them of $42.

(C) Authorized Shares

On September 5, 2013, the Company held a special meeting of shareholders (the “Meeting.”). At the Meeting, shareholders approved that the aggregate number of shares that the Corporation will have the authority to issue is Ten Billion Two hundrerd million (10,200,000,000), of which Ten Billion (10,000,00,000) shall be common stock, with a $.001 par value, and Two hundred million (200,000,000) shares will be preferred stock, with a par value of $.001. Prior to the Meeting, the Company was authorized to issue up to Two hundred million (200,000,000) shares, of which One hundred million (100,00,000) shall be common stock, with a $.001 par value, and One hundred million (100,000,000) shares will be preferred stock with a par value of $.001

(D) Preferred Stock

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
Rent expense for the Six months ended March 31, 2014 and 2013 was $-0-.

(C) Equipment Lease

The Company had agreed to rent equipment from its former Chief Executive.
Rental equipment expense for the six months ended March 31, 2014 and 2013 was $-0- and $-0-, respectively.

Note 11 Derivative Liabilities

The Company identified conversion features embedded within convertible debt securities as defined in Note 7. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2013	$1,337,315
Derivative liability Fair value at the commitment date for convertible notes issued
Fair value mark to market adjustment – March 31, 2014	2,119,601
Derivative liability associated with new issuances through March 31, 2012	(3,258,449)

Derivative liability balance at March 31, 2014	$198,467

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $1,067,424 and $2,119,601 for the three months and nine months ended March 31, 2014, respectively.

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2013 and March 31, 2014	$415,719

The consulting and rental fees are components of general and administrative expenses.

Note 13 Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined the following would require disclosure in, the financial statements;

Issuance of shares of Common stock and conversion of convertible debt

From the Balance Sheet date until the date of this report, the Company issued 77,104,417 shares of common stock.

64,529,792 shares of common stock were issued for the conversion of $111,440 of convertible debt, $703 of accrued interest and $925 in legal fees.

12,574,625 shares of common stock issued resulted from prior conversions.

Issuance of Convertible Debt

From the Balance Sheet date until the date of this report, the Company issued the following convertible debt securities

On April 7, 2014, the Company received $30,000 from an institutional investor. In consideration for the cash, the Company issued a convertible promissory note  for the same amount.  The promissory note has an eight percent interest rate, an eight month term and converts at the market price.  The market price is defined as 51% of the low closing trade price for the thirty (30) days prior to conversion.

On April 14, 2014, the Company received $35,000 from an institutional investor. In consideration for the cash, the Company issued a convertible promissory note for the same amount.  The promissory note has an eight percent interest rate, matures on January 31, 2015 and converts at the market price.  The market price is defined as 50% of the low closing bid price for the thirty (30) days prior to conversion.

On May 6, 2014, the Company received $42,625 from an institutional investor. In consideration for the cash, the Company issued a convertible promissory note for $50,000.  The promissory note has an eight percent interest rate, matures on April 30, 2015 and converts at the market price.  The market price is defined as 55% of the low closing trade price for the ten (10) days prior to conversion. The difference between the convertible promissory note and the proceeds received shall be amortized into interest expense over the life of the promissory note

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2014
(Unaudited)

Reverse Split of Shares

On March 31, 2013, the Company approved a one for five hundred (1:500) reverse split of the outstanding shares of the Company’s common stock. The Amendment to the Company’s Articles of Incorporation was filed on January 10, 2014, with the Secretary of state of Nevada.  The reverse split became effective on January 27, 2014  Please see our form 8-K filed on January 24, 2014 for more detail.

Issuance of Shares

On January 27, 2014, the Company issued to Management one hundred million (100,000,000) shares of post-split common shares to Management.  Please see our Form 8-K filed on January 28, for more detail.

Conversion of Debt

From the balance sheet date until the date of this report, the Company issued 77,104,387 shares of common stock for the conversion of about $100,000 in debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

At the balance sheet date, Hydrogen Future Corporation was a development stage company concentrating on contract research and laboratory services.

New Business Opportunity

Based upon a review by the Board of Directors and Management, the Company has decided to enter a new line of business, fuel cell technology. In this regard, and subsequent to the Balance sheet, on April 21, 2014, Hydrogen Future Corporation completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC).  Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.

Under the agreement to acquire Hydra, HFCO acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of HFCO at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in HFCO.

Although an all stock transaction, HFCO was required to have secured sufficient funding commitments to fund Hydra’s production startup before it could close the acquisition. Such commitments were completed just recently.

Frank Neukomm, HFCO’s Chief Executive Officer and Chairman of the Board, and Robert Farr, HFCO’s President, Chief Operations Officer and Director of HFCO are also officers and directors of ARSC.

Please see our Form 8-K issued on April 28, 2014, as filed with the Securities and Exchange Commission, for a fuller description of our new business model.

Management's Discussion and Analysis of Results of Operations

Our results of operations are summarized below:

	Quarter Ended March 31, 2014 ($)	Quarter Ended March 13, 2013 ($)
Revenue	0.00	0.00
Expenses	(5,349,454)	(12,015)
Other Income (Expenses)	(2,151,139)	(1,487,214)
Net Income (Loss)	(7,500,593)	(1,499,229)
Income (Loss) Per Share-Basic	(.07)	(12.33)
Income (Loss) Per Share- Fully diluted	(.04)	(12.33)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended March 31, 2014 and 2013 can be summarized as follows:

	For the Three Months Ended March 31,
	2014 ($)	2013 ($)	Difference ($)
Management Compensation	5,210,000	-0-	5,210,000
Consulting Fees	75,000	-0-	75,000
Other General and administrative expenses	54,376	12,015	42,265

Our net loss for the three month period ended March 31, 2014 was $7,500,593, compared to a net loss of $1,499,229 for the three month period ended March 13, 2013, an increased loss of $6,001,364.

During the three month period ended March 31, 2014, we incurred operating expenses (and respective net operating losses) of $5,349,454, compared to operating expenses of $12,105 incurred during the three month period ended March 13, 2013, an increase of  $ 5,337,439.  The operating expenses incurred during the three month period ended March 31, 2014 and 2013 consisted of (i) $5,210,000 and $-0-, respectively of Management compensation (ii) $75,000 and $-0- in fees paid to consultants; and (iii) $45,843 and $12,015 in other general and administrative expenses, respectively.

Management compensation increased $5,210,000 due to the issuance of 100 million shares of common stock to our Management team.  See Footnote 9 for more detail. Consulting fees increased by $75,000 due to the quarterly accrual for consulting services, which did not exist in the same quarter as last year.  General and administrative expenses increased by $33,832 principally due to greater (i)contract employee expense (ii) transfer agent fees associated with the reverse split, (iii) increased SEC filing fees and (iv) an overall greater level of corporate expenses.

Other income/(expense) incurred during the three month periods ended March 31, 2014 and March 31, 2013 was as follows:

	2014 ($)	2013 ($)	Difference ($)
Interest Expense	(176,507)	(102,074)	(74,433)
Derivative Expense	(1,067,424)	-0-	(1,067,424)
Change in the Fair Value of Derivative liabilities	917,897	(1,182,780)	2,100,677
Loss on Retirement of Debt	(1,825,104)	(202,360)	(1,622,745)

During the three month period ended March 31, 2014, we incurred other income/(expense) of $(2,151,139), compared to other income (expense) of $(1,487,214) incurred during the three month period ended March 13, 2013, an increased expense of  $663,925.  Other income/(expense)incurred during the three month period ended March 31, 2014 and 2013 consisted of (i) $(176,507) and $(102,074), respectively of Interest expense; (ii) $(1,067,424) and $-0- in derivative expense; (iii) $917,897 and $(1,182,780),respecitvely in Change in the Fair Value of Derivative liabilities, and (iv) $(1,825,104) and $(202,360) in Loss on Retirement of Debt .

Interest expense increased $74,433 due to greater debt levels and increased amortization of debt discounts. Derivative Expense increased by $1,067,424 due to greater issuances of debt and increased stock price volatility.  Change in the Fair Value of Derivative liabilities increased $2,100,677 due to increased stock price volatility and greater outstanding debt levels.  Loss on Retirement of Debt increased $1,622,745 due to a greater level of debt conversions and increased stock price volatility.

Therefore, our basic net loss and net loss per share during the three month period ended March 31, 2014, was $7,500,593 or $0.07 per share, compared to a net loss and loss of $1,49,229 or $12.33 per basic share during the three month period ended March 31, 2013.  The weighted average number of basic shares outstanding was 102,394,456 for the three month period ended March 31, 2014, compared to 121,558 for the three month period ended March 13, 2013. Our fully diluted net loss per share was $.04 and $12.33 for the six months ended March 31, 2014 and 2013, respectively. The weighted average number of fully-diluted shares outstanding was 202,394,546 for the three month period ended March 31, 2014, compared to 121,558 for the three month period ended March 31, 2013.

Six Months Ended March 31, 2014 Compared to the Six Months Ended March 31, 2013

During the six months ended March 31, 2014, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our General and Administrative expenses for the three months ended March 31, 2014 and 2013 can be summarized as follows:

	For the Six Months Ended March 31,
	2014 ($)	2013 ($)	Difference ($)
Management Compensation	5,255,000	-0-	5,210,000
Consulting Fees	150,000	165,000	(15,000)
Other General and administrative expenses	179,440	82,107	97,333

Our net loss for the six month period ended March 31, 2014 was $6,719,976, compared to a net loss of $1,763,579 for the six month period ended March 13, 2013, an increased loss of $4,956,397.

During the six month period ended March 31, 2014, we incurred operating expenses (and respective net operating losses) of $5,579,440, compared to operating expenses of $247,107 incurred during the three month period ended March 13, 2013, an increase of  $5,332,332 .  The operating expenses incurred during the three month period ended March 31, 2014 and 2013 consisted of (i) $5,255,000 and $-0-, respectively of Management compensation (ii) $150,000 and $165,000 in fees paid to consultants; and (iii) $194,440 and $12,015 in other general and administrative expenses, respectively.

Management compensation increased $5,255,000 due to the issuance of 100 million shares of common stock to our Management team on January 27, 2014 and another 720,000 shares which were issued in December 2013 with a value of $45,000.  See Footnote 9 for more detail. Consulting fees decreased by $15,000 due to the accrual of a consulting liability for the first quarter of the last fiscal year partially offset by six monthly accruals for consulting services associated with a new consulting agreement.  General and administrative expenses increased by $97,333 principally due to greater (i)contract employee expense (ii) transfer agent fees associated with the reverse split, (iii) increased SEC filing fees and (iv) an overall greater level of corporate expenses.

Other income/(expense) incurred during the three month periods ended March 31, 2014 and March 31, 2013 was as follows:

	2014 ($)	2013 ($)	Difference ($)
Interest Expense	(280,017)	(216,851)	(63,165)
Derivative Expense	(2,119,601)	(137,631)	(1,981,971)
Change in the Fair Value of Derivative liabilities	3,258,449	(959,630)	4,218,079
Loss on Retirement of Debt	(1,999,367)	(202,360)	(1,797,008)

During the three month period ended March 31, 2014, we incurred other income/(expense) of $(1,140,536), compared to other income (expense) of $(1,516,472) incurred during the three month period ended March 13, 2013, an improvement of  $375,396.  Other income/(expense)incurred during the three month period ended March 31, 2014 and 2013 consisted of (i) $(280,017) and $(216,851), respectively of Interest expense; (ii) $(2,119,601) and $(137,631) in derivative expense; (iii) $3,258,449 and $(959,630),respectively in Change in the Fair Value of Derivative liabilities, and (iv) $(1,999,367) and $(202,360) in Loss on Retirement of Debt .

Interest expense increased $63,165 due to greater debt levels and increased amortization of debt discounts. Derivative Expense increased by $1,981,971 due to greater issuances of debt and increased stock price volatility.  Change in the Fair Value of Derivative liabilities increased $4,218,079 due to increased stock price volatility and greater outstanding debt levels.  Loss on Retirement of Debt increased $1,797,008 due to a greater level of debt conversions and increased stock price volatility.

Therefore, our basic net loss and net loss per share during the six month period ended March 31, 2014, was $6,719,976 or $0.08 per share, compared to a net loss and loss of $1,763,579 or $14.43 per basic share during the six month period ended March 31, 2013.  The weighted average number of basic shares outstanding was 87,295,771 for the six month period ended March 31, 2014, compared to 122,218 for the three month period ended March 31, 2013. Our fully diluted net loss per share was $.04 and $14.43 for the six months ended March 31, 2014 and 2013, respectively. The weighted average number of fully-diluted shares outstanding was 187,295,771 for the three month period ended March 31, 2014, compared to 122,218 for the three month period ended March 13, 2013.

Liquidity and Capital Resources

As of March 31, 2014, our current assets were $32,351 and our current liabilities were $1,666,079, which resulted in a working capital deficiency of $1,633,728.  As of March 31, 2014, current assets were comprised of: (i) $29,157 in cash; and (ii) $3,194 in receivables from a company controlled by our Chief Executive Officer. As of March 31, 2014, current liabilities were comprised of: (i) $122,610 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $104,465 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) $41,750 in common stock to be issued; (vi) a derivative liability of $198,467 resulting from convertible notes payable and warrants and (vii) $755,895 in convertible debt (net of $207,314 of discount);.

As of March 31, 2014, our total assets of $223,680 were comprised of: (i) $32,351 in current assets; (ii) $8,828 in debt issue costs (net of $42,073 of amortization); and (iii) $182,501 in property and equipment (net of $106,342 of depreciation).  As of March 31, 2014, our total liabilities of $1,660,079 were comprised of current liabilities of the same amount.

Stockholders’ deficit improved $907,658 from ($2,350,057) as of September 30, 2013 to ($1,442,399) as of March 31, 2014.  The change in Stockholder’s deficit was comprised of (i) issuance of shares for Management compensation of $5,255,000; (ii) issuances of shares for conversion of debt totaling $2,372,634, partially offset by (iii) net loss of $6,719,976.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the nine months ended March 31, 2014, net cash flows provided by operations was $(290,843). Net cash flows used in operating activities for the six months ended March 31, 2014 consisted of  (i) net loss of $(6,719,976), and  (ii) the change in the fair value of the derivative liability of $(3,258,449) adjusted by: (iii) share based payments of $5,255,000 (iv) derivative expense of $2,119,601; (v) loss on retirement of debt of $1,999,367; (vi) $225,023 in amortization of debt discount, and (vii) $17,066 in depreciation expense. Net cash flows used by operating activities was further changed by an increase in accrued interest of $30,218.

Cash Flows from Investing Activities

For the nine months ended March 31, 2014, net cash flows provided by investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the six months ended March 31, 2014, net cash flows provided from financing activities was $320,000.  This was from the issuance of notes for cash of $170,000 and notes for professional services of $150,000.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.  Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $600,000 for our new venture in fuel cell technology.

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

As of March 31, 2014, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $115,450 of the debt has been converted leaving a principal balance of $184,550.

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

During the quarter ended March 31, 2014, the entire principal value on this note was converted and there is no outstanding balance at March 31, 2014.

Consulting Notes

Starting in Fiscal 2013, the Company incurred a liability to a consultant for $165,000.  $165,000 of the Notes bear interest at twelve percent (12%) per annum and matures on June 30, 2014. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the five (5) days immediately preceding the conversion date.

As of the Balance sheet date, $118,203 of principal on this note has been converted into common shares, leaving a remaining balance of $46,797.

The Company signed a new consulting agreement in August 2013 at a rate of $25,000 per month.  Since that time, the Company issued notes totaling $200,000 to the consultant.      Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the thirty (30) days immediately preceding the conversion date. As of the Balance sheet date, $39,400 of principal has been converted leaving a balance of $160,600

St. George Notes

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

Other Notes

The Company has received another $186,000 in proceeds from multiple investors.    Interest on the notes varies from 0% to ten percent.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price.

Market price is defined as follows:

Debt Amount	Discount	Conversion Mechanism
$20,000	51%	low trade price over prior 30 days
$25,000	60%	low trade price over prior 25 days
$141,000	50%	low bid price over prior 30 days

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

Such estimates for the quarter ended March 31, 2014 and 2013, and assumptions affect, among others, the following:

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

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

See Form 8K filed on

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

HYDROGEN FUTURE CORP.

Dated: May 15, 2014	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)