Form 10-Q
period 2014-06-30
Hydrogen Future Corp
filed 2014-08-11
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 11, 2014, there were 382,282,430 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2014	2013
	(Unaudited)
Assets

Current assets
Cash	$70,049	$(0)
Other receivables	3,529	3,194
Total current assets	73,578	3,194

Non-current assets
Property and equipment - net	173,968	199,567
Note Receivable	47,005
Debt issue costs - net	20,277	15,983
Goodwill	3,353,156
Total Non-Current Assets	3,594,406	215,550

Total assets	$3,667,984	$218,744

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$209,797	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	369,105	74,247
Notes/Advances payable - related party	27,173	27,173
Derivative liability	494,410	1,337,315
Convertible debt - net	1,089,067	591,738
Non-convertible debt from Hydra Acquistion	984,008	-
Total current liabilities	3,589,280	2,568,801

Stockholders' (Deficit)
Preferred stock, Series A, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding	100,000	100,000
Preferred stock,Series B, $0.001 par value, 1 share authorized; 1 share and 0 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 392,282,430 and 200,000 issued and outstanding at June 30, 2014 and September 30, 2013, respectively	392,282	200
Additional paid-in capital	12,714,715	2,709,377
Deficit accumulated during the development stage	(13,128,798)	(5,160,139)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	78,704	(2,350,057)

Total liabilities and stockholders' (deficit)	$3,667,984	$218,744

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30		June 21, 2006 (inception) through June 30,
	2014	2013	2014
Expenses
General and Administrative Expenses	$196,707	$439,334	$8,380,089
Issuance of Common Stock to settle a prior liability	117,000		117,000
Impairment of software	-	-	1,035,027
Total	313,707	439,334	9,532,116

Other Income/(Expense)
Interest expense	(243,721)	41,230	(1,054,902)
Derivative expense	(449,501)	(23,021)	(4,136,992)
Change in fair value of derivative liability	(116,720)	1,071,404	3,885,903
Loss on Retirement of Debt	(125,034)	0	(2,326,761)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(934,976)	1,089,614	$(3,596,682)

Net Income (Loss)	$(1,248,683)	$650,280	$(13,128,798)

Net loss per common share - basic	$(0.00)	$0.01

Net loss per common share - diluted	$(0.00)	$0.01

Weighted average number of common shares outstanding
during the period/year - basic	341,140,290	67,883,275

Weighted average number of common shares outstanding
during the period/year - diluted	553,670,206	77,773,385

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Nine Months Ended June 30		June 21, 2006 (inception) through June 30,
Expenses	2014	2013	2014
General and Administrative Expenses	$5,776,147	$686,441	$8,380,089
Issuance of Common Stock to settle a prior liability	117,000		117,000
Impairment of software	-	-	1,035,027
Total	5,893,147	686,441	9,532,116

Other Income/(Expense)
Interest expense	(523,738)	$(175,621)	(1,054,902)
Derivative expense	(2,569,102)	$(160,652)	(4,136,992)
Change in fair value of derivative liability	3,141,729	$111,774	3,885,903
Loss on Retirement of Debt	(2,124,401)	$(202,360)	(2,326,761)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(2,075,512)	(426,858)	(3,596,682)

Net Income (Loss)	$(7,968,659)	$(1,113,299)	$(13,128,798)

Net loss per common share - basic	$(0.05)	$(0.02)

Net loss per common share - diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding
during the period/year - basic	171,910,610	63,366,972

Weighted average number of common shares outstanding
during the period/year - diluted	309,420,582	66,663,675

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to June 30, 2014
(Unaudited)

	Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Proceeds from the Issuance of founders stock- ($0.25/share)	20,000	$20	-	$-	-	$-	4,980	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($0.25/share)	30,000	30	-	-	-	-	14,970	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	50,000	50	-	-	-	-	19,950	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($2/share)	41,000	41	-	-	-	-	81,959	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	91,000	91	-	-	-	-	101,909	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	91,000	91	-	-	-	-	101,909	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	91,000	91	-	-	-	-	101,909	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($335/share)	500	1	-	-	-	-	162,500	-	-	162,500

Common stock issued to acquire software ($.88/share)	3,138	3	-	-	-	-	1,380,873	-	-	1,380,876

Proceeds from the Issuance of common stock- ($335/share)	500	1	-	-	-	-	200,000	-	-	200,000

Common stock issued for consulting services ($400/share)	40	0	-	-	-	-	16,000	-	-	16,000

Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Common stock issued for consulting services ($450/share)	300	0	-	-	-	-	135,000	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	95,478	95	-	-	-	-	1,996,281	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($160/share)	625	(0)	-	-	-	-	100,000	-	-	100,000

Proceeds from the Issuance of common stock- ($100/share)	150	0	-	-	-	-	15,000	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($60/share)	2,240	2	-	-	-	-	24,988	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	98,493	98	-	-	-	-	2,190,291	(3,433,273)	6,155	(1,236,728)

Share Rescission	(5,616)	(6)					(89,931)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	92,877	93	-	-	-	-	2,100,361	(2,738,994)	505	(638,036)

Share Issuance upon default of debt- ($1.95/share)	30,000	30	-	-	-	-	58,470	-	-	58,500

Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Issuance of Shares to Officers for Compensation- ($.0032/share)	64,123	64	-	-	-	-	102,532	-		102,596

Shares issuance upon conversion of debt- ($19.95/share)	11,909	12	-	-	-	-	237,563	-	-	237,575

Common stock issued upon conversion of insider debt	800	1	-	-	-	-	(1)	-	-	0

Shares issued for consulting services- ($1.55/share)	292	0	-	-	-	-	452	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	-	-	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	200,000	200	100,000,000	100,000	-	0	2,709,377	(5,160,139)	505	(2,350,057)

Shares issuance upon conversion of debt, accrued interest and related legal expense	261,362,403	261,362	-	-	-	-	2,714,138	-	-	2,975,501

Shares issued to Management for Compensation on December 26, 2013 at $.065	720,000	720	-	-	-	-	44,280	-	-	45,000

Shares issued to Management for Compensation on January 27, 2014 at $.0521	100,000,000	100,000	-	-	-	-	5,110,000	-	-	5,210,000

Shares issued in settlement for prior unrecorded obligation for equipment purchase	30,000,000	30,000	-	-	-	-	87,000			117,000

Fractional shares issued for reverse split	27	0	-	-	-	-	-	-	-	0

Issuance of 1 shares of Preferred Stock, Series B to American Security Research Company			-	-	1	-	2,049,920			2,049,920

Net Income for the nine months ended June 30, 2014	-	-	-	-	-	-	-	$(7,968,659)	-	(7,968,659)

Balance- June 30, 2014	392,282,430	$392,282	100,000,000	$100,000	1	$-	$12,714,715	$(13,128,798)	$505	$78,704

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine Months Ended June 30,		June 21, 2006 (Inception) to June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,968,659)	$(1,113,299)	$(13,128,798)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	5,255,000	471,549	5,907,549
Impairment of Software		-	1,035,027
Derivative expense	2,569,102	160,652	4,136,993
Depreciation	25,599	25,599	460,681
Amortization of debt issue cost	16,081	9,621	50,999
Amortization of debt discount	427,679	151,591	861,982
Amortization of Original Issue Discount	28,394		28,511
Change in fair value of derivative liabilities	(3,141,729)	(111,774)	(3,885,903)
Accrued interest on Retired debt	8,778	779	9,557
Legal fees on debt conversions	10,800		10,800
Loss on Retirement of Debt	2,124,401	202,360	2,326,761
Loss on issuance of Common Stock to settle a prior liability	117,000		117,000
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	(335)		(3,529)
Increase (decrease) in accounts payable and accrued expense	87,187	-	209,797
Increase in accounts payable - related party		-	415,719
Increase in working capital from acquisition	(319,630)	-	(319,630)
Increase in accrued interest	294,858	23,251	369,105
Net cash provided by (used in) operating activities	(465,473)	(181,788)	(1,397,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from Affiliate	(47,005)		(47,005)
Cash acquired in Acquisition	402		402
Purchase of property and equipment	-		(288,799)
Net cash used in investing activities	(46,603)	-	(335,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	357,125	16,000	725,928
Notes Issued for Professional services	225,000	165,000	493,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	-		579,500
Net cash provided by financing activities	582,125	181,000	1,805,773

Net (Decrease) in Cash	70,049	(788)	72,990
Effect of Exchange Rates on Cash			(2,941)

Cash - Beginning of Period/Year	(0)	788	-

Cash - End of Period/Year	$70,049	$0	$70,049

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$552,746	$-	$664,230
Common stock issued to acquire software	$-	$-	$1,380,876
Notes payable acquired in acquisition	$984,008		$984,008
Preferred stock issued to officers	$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	582,125	$300,000	$882,125
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount		$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended June 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. To date, the activities of the Company have been limited to raising capital.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

At the end of this quarter, the company therefore had two segments, 1) Contract research and laboratory services and 2) Alternative Energy.  See Note 13 for Segment reporting. See Note 7 for the accounting for Goodwill.

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

Such estimates for the periods ended June 30, 2014 and 2013, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2014 and September 30, 2013, the Company had no cash equivalents.

At June 30, 2014, the Company had $70,049 in cash.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2014 and September 30, 2013, there were no balances that exceeded the federally insured limit.

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
June 30, 2014
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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as a Change in fair value of derivatives.  In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

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
June 30, 2014
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

The Company had the following potential common stock equivalents at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Warrants (1)	14,989	14,989
Convertible debt (1)	464,738,618	212,611
Total common stock equivalents (2)	464,753,607	227,600

(1)
  The Company has identified a debt and warrant holder who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 39,228,243 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

(2)	There are other warrant holders included in total warrants besides those described in note (1) above.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, other receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Foreign Currency Transactions

The Company’s functional currency had been the Canadian dollar and its  reporting currency was the U.S. Dollar. All transactions which had been initiated in Canadian Dollars were translated to U.S. Dollars in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

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

Currently, the Company’s functional and reporting currency is the U.S. dollar, and there are no more financial currency transactions, which require separate accounting.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $7,968,659 for the nine months ended June 30, 2014, and utilized $465,473 in cash for operations. The Company also has a working capital deficit of $3,515,702 and a deficit accumulated during the development stage of $13,128,798 at June 30, 2014. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2014
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

At June 30, 2014, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended June 30, 2012.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	June 30, 2013	September 30, 2013
Level 1	$-	$-
Level 2 – Derivative Liability	494,410	1,337,315
Level 3	-	-
Total	$494,410	$1,337,315

Note 5 Receivables

(A) Other Receivables- Current

As of September 30, 2013, the Company had receivables of $3,194 from Hydra. The receivable was eliminated in consolidation upon the consummation of the  Hydra merger. See Note 2 about the merger.

(B) Other Receivables- Long Term

On the closing of the purchase of Hydra, the Company paid on behalf of the seller ,American Security Research Company,  to the State of Nevada $47,005 to execute the transfer.  This expense will ultimate be borne by the seller and the Company has recorded a receivable to reflect this.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	June 30, 2014	September 30, 2013	Estimated Useful Lives

Software	$-	$1,380,876	3
Leasehold improvements	144,802	144,802	10
Lab equipment	106,062	106,705	10
Office equipment	37,336	37,336	5
	288,843	1,669,719

Less: Accumulated depreciation	(114,875)	(435,125)
Less: Impairment	-	(1,035,027)
Property and equipment – net	$173,968	$199,567

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

Note 7 Goodwill

The Company recorded goodwill as a result of its business acquisition of Hydra(“Hydra Acquisition”)  . Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible assets acquired. In the Hydra Acquisition , the objective was to expand the Company’s product offerings and customer base by entering into a new line of business.  The Company determined the value of the goodwill by analyzing comparable companies with similar product lines. Based upon that analysis, the Company determined that the value of the Goodwill was $3,353,156 as follows:

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

Assets acquired:
Cash	$402
Other receivables	3,529
Total	$3,931
Liabilities acquired:
Promissory note payable	$984,008
Accrued interest payable	235,972
Other current liabilities	87,187
Additional paid-in capital	2,049,920
Total	$3,357,087
Goodwill	$3,353,156

The Company tests goodwill for impairment on a quarterly basis.  At June 30, 2014, the company determined that there was no impairment.

Note 8 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	June 30, 2013	September 30, 2013
Notes payable (1)	$20,915	$20,915
Advances (2)	7,226	7,226
Less: payments	(968)	(968)
Total related party liabilities	$27,173	$27,173

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

As of June 30, 2014, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $207,428 of the debt has been converted leaving a principal balance of $92,572.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

During the quarter ended March 31, 2014, the remaining balance of the Lucosky note was converted, and no principal balance remains

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

As of the Balance sheet date, $162,703 of principal on this note has been converted into common shares, leaving a remaining balance of $2,297.

The Company signed a new consulting agreement in August 2013 at a rate of $25,000 per month.  Since that time, the Company issued notes totaling $275,000 to the consultant.      Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the thirty (30) days immediately preceding the conversion date. As of the Balance sheet date, $64,400 of principal has been converted leaving a balance of $210,600

St. George Notes

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

Other Notes

The Company has received another $385,125 in proceeds from multiple investors.    Interest on the notes varies from 0% to ten percent.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. As of the balance sheet date, none of these balances have been converted.

Market price is defined as follows:

Debt Amount	Discount	Conversion Mechanism
$80,000	49%	average of low three trade prices over prior 30 days

$52,500	40%	low trade price over prior 25 days

77,625	45%	low trade price over ten days

$175,000	50%	low bid price over prior 30 days

(C) Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows:

Investor	Amount	Interest rate
Golden State Equity Investors	$350,000	7.5%
St. George Investments, LLC	$415,000	7.75%
Bullivant Houser Bailey LLP	$219,008	-0-

All of the notes are currently past due and are payable on demand

(D) Debt Issue Costs

In connection with the issuance of the $300,000 note discussed above, the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $24,000, and

●	8% warrants – having a fair value of $26,901, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	180%
Expected term: conversion feature	2 years
Risk free interest rate	1.73%

In January 2012, we raised an additional $22,000 as discussed above, and the Company incurred debt issue costs as follows:

●	8% cash – which is equivalent to $1,760, and

●	8% warrants – having a fair value of $154, which was computed as follows;

Commitment Date
Expected dividends	0%
Expected volatility	364%
Expected term: conversion feature	2 years
Risk free interest rate	0.65%

The debt issue costs have been capitalized and are being amortized over the life of the note.

Debt issue costs paid, September 30, 2011	$50,901
Amortization of debt issue costs, September 30, 2011	(11,833)
Amortization of debt issue costs, September 30, 2012	(9,833)
Amortization of debt issue costs, September 30, 2013	(13,199)
Amortization of debt issue costs, June 30, 2014	(10,733)
Net Deferred financing costs associated with Fife Not	5,250
Deferred Financing costs associated with New debt during quarter	20,375
Amortization of New debt issued during quarter	(5,348)
Net debt issue costs at June 30, 2014	20,277

(E) Debt Discount

During the nine months ended June 30, 2014 and 2013 , the company recorded debt discounts of $582,125 and $300,000 respectively

The debt discount pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the nine months ended June 30, 2014, the Company amortized $427,679  in debt discount.

Note 9 Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2014

During the nine months ended June 30, 2014, the Company issued 261,362,403 shares for the conversion of shares of common stock.

On May 23, 2014, the Company issued 30,000,000 shares to Jean Faguy to settle a previously unaccrued liability relating to the prior business model of the Company

On January 27, 2014 the Company issued 100,000,000 shares of common stock to its management team for compensation in lieu of cash.

Stock Issued in 2013

On February 19, 2013, the Company issued 5,954, 252 shares for the conversion of $15,000 of debt plus accrued interest.

On June 30, 2012, the Company issued 15,000,000 shares of common stock to John Fife for the default on his Note. See Footnote 6

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
June 30, 2014
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
June 30, 2014
(Unaudited)

Stock Issued in 2006

On June 21, 2006 (Inception), the Company issued 10,000,000 shares of common stock for $5,000 ($0.0005/share) to directors and officers of the Company.

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

All warrants issued by the Company have expired or were cancelled except for those issued to John Fife, which are discussed in Note 7 (B).  After adjustment for the split, Mr. Fife owned 14,989 warrants which are convertible at $100 per share.  These warrants expire on February 15, 2015.

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

On April 26, 2014, the Company issued one share of Series B Preferred Stock for the Hydra Fuel Cell Acquisition, with a par value of $.001 to American Security Research Corporation.  The share is convertible into common stock equivalent to 50.1% ownership of the common stock of the Company.

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
Rent expense for the nine months ended June 30, 2014 and 2013 was $-0-.

(C) Equipment Lease

The Company had agreed to rent equipment from its former Chief Executive.
Rental equipment expense for the nine months ended June 30, 2014 and 2013 was $-0- and $-0-, respectively.

Note 11 Derivative Liabilities

The Company identified conversion features embedded within convertible debt securities as defined in Note 8. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2013
Derivative liability Fair value at the commitment date for convertible notes issued	$1,337,315
Fair value mark to market adjustment – June 30, 2014	2,569,102
Derivative liability associated with new issuances through June 30, 2012	(3,141,729)
Elimination of derivative liability upon conversion of debt	(270,277)

Derivative liability balance at June 30, 2014	$494,410

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $449,501 and $2,569,102 for the three months and nine months ended June 30, 2014, respectively.

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2013 and June 30, 2014	$415,719

The consulting and rental fees are components of general and administrative expenses.

Note 13 Segment Reporting

The Company operates in two operating segments which are consistent with its internal organization. The major segments are Contract Research and Laboratory services and Alternative Energy.  The government contracting segment became inactive during the three months ended September 30, 2013.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended June 30, 2014
	Contract Research and Laboratory Services	Alternative Energy	Unallocated	Total

Revenues	$-	$-	$-	$-

Total Operating Expenses	125,533	19,875	168,299	313,707

Operating Income (Loss)	(125,533)	(19,875)	(168,299)	(313,707)

Other Income (Expense)	-	(14,345)	(920,631)	(934,976)

Expenditure for long-lived assets, including intangible assets	-	-	-	-

Total Assets at June 30, 2014	$173,968	$67,256	$3,426,760	3,667,984

	Three Months Ended June 30, 2013
	Contract Research and Laboratory Services	Alternative Energy	Unallocated	Total

Revenues	$-	$-	$-	$-

Total Operating Expenses	8,533	-	430,801	439,334

Operating Income (Loss)	(8,533)	-	(430,801)	(439,334)

Other Income (Expense)		-	1,089,614	1,089,614
Expenditure for long-lived assets, including intangible assets	-	-	-	-

Total Assets at June 30, 2013	$208,100	-	22,755	230,855

	Nine Months Ended June 30, 2014
	Contract Research and Laboratory Services	Alternative Energy	Unallocated	Total

Revenues	$-	$-	$-	$-

Total Operating Expenses	217,688	19,875	5,655,584	5,893,147

Operating Income (Loss)	(217,688)	(19,875)	(5,655,584)	(5,893,147)

Other Income (Expense)		(14,345)	(2,061,167)	(2,075,512)

Expenditure for long-lived assets, including intangible assets	-	-	-	-

Total Assets at June 30, 2014	$173,968	$67,256	$3,426,760	$3,667,984

	Nine Months Ended June 30, 2013
	Contract Research and Laboratory Services	Alternative Energy	Unallocated	Total

Revenues	$-	$-	$-	$-

Total Operating Expenses	25,599	-	343,584	369,183

Operating Income (Loss)	(25,599)	-	(343,584)	(369,183)

Other Income (Expense)	-	-	(426,858)	(426,858)

Expenditure for long-lived assets, including intangible assets	-	-	-	-

Total Assets at June 30, 2014	$208,100	$-	$22,755	$230,855

Note 14 Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined the following would require disclosure in, the financial statements;

Issuance of Convertible Debt

From the Balance Sheet date until the date of this report, the Company issued the following convertible debt securities

On July 1, 2014 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of  November 1, 2014. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On August 1, 2014 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of January 1, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management's Discussion and Analysis of Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Our results of operations are summarized below:

	Quarter Ended June 30, 2014 ($)	Quarter Ended June 30, 2013 ($)
Revenue	-0-	-0-
Expenses	(313,707)	(439,334)
Other Income (Expenses)	(934,976)	1,089,614
Net Income (Loss)	(1,248,683)	650,280
Income (Loss) Per Share-Basic	(.00)	0.01
Income (Loss) Per Share- Fully diluted	(.00)	0.01

During the three months ended June 30, 2014, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended June 30, 2014 and 2013 can be summarized as follows:

	For the Three Months Ended June 30,
	2014 ($)	2013 ($)	Difference ($)
Consulting Fees	75,000	-0-	75,000
Other General and administrative expenses	121,707	26,738	94,969
Compensation Expense to Officers	-0-	412,596	(412,596)
Loss on Issuance of Shares	117,000	-0-	117,000

Our net loss for the three month period ended June 30, 2014 was $1,248,683, compared to a net income of $650,280 for the three month period ended June 30, 2013, an increased loss of $1,898,963.

During the three month period ended June 30, 2014, we incurred operating expenses (and respective net operating losses) of $313,007, compared to operating expenses of $439,334 incurred during the three month period ended June 30, 2013, an increase of  $125,627.  The operating expenses incurred during the three month period ended June 30, 2014 and 2013 consisted of (i) $75,000 and $-0- in fees paid to consultants; and (ii) $121,707 and $26,738 in other general and administrative expenses (iii) $-0- and $412,596,  of Management compensation, and (iv) $117,000 and $-0- for expenses associated with the issuance of common stock to settle a prior liability, respectively.  See Footnote 9A for a fuller discussion of this expense

Consulting fees increased by $75,000 due to the quarterly accrual for consulting services, which did not exist in the same quarter as last year.   Other General and administrative expenses increased by $94,969 principally due to greater operating  expenses at the parent company level of $53,516 (mostly for professional fees) and the operating expenses of the Hydra Fuel Cell subsidiary of $19,875 which did not exist in the same quarter of last year greater  Management compensation decreased $412,596 due to the issuance of common stock and Preferred stock to our Management team in the quarter ended June 30, 2013.  The Issuance of Common stock to settle a prior liability increased $117,000 due to an one-time issuance of shares to settle a liability from the prior business model.

Other income/(expense) incurred during the three month periods ended June 30, 2014 and June 30, 2013 was as follows:

	2014 ($)	2013 ($)	Difference ($)
Interest Expense	(243,721)	41,230	(284,951)
Derivative Expense	(449,501)	(23,021)	(426,480)
Change in the Fair Value of Derivative liabilities	(116,720)	1,071,404	(1,188,124)
Loss on Retirement of Debt	(125,034)	-0-	(125,034)

During the three month period ended June 30, 2014, we incurred other income/(expense) of $(934,976), compared to other income  of $1,089,614 incurred during the three month period ended June 30, 2013, an increased expense of  $2,024,590.  Other income/(expense)incurred during the three month period ended June 30, 2014 and 2013 consisted of (i) $(243,721) and $41,230, respectively of Interest expense; (ii) $(449,501) and $(23,021) in derivative expense; (iii) $(116,720) and $1,071,404,respecitvely in Change in the Fair Value of Derivative liabilities, and (iv) $(125,034) and $-0- in Loss on Retirement of Debt .

Interest expense increased $284,951 due to i) greater debt levels and increased amortization of debt discounts of $183,697, and ii) due to the reversal of prior overamortization of debt discounts of $101,254 in the quarter ended June 30, 2013.  Derivative expense increased $426,280 due to the issuance of greater levels of debt during the quarter ended June 30, 2014 than the same quarter in the prior year.  Change in the Fair Value of Derivative liabilities increased $1,188,124 due to increased stock price volatility and greater outstanding debt levels.  Loss on Retirement of Debt increased $125,034 due to a lack of debt conversions in the prior year

Therefore, our basic net loss and net loss per share during the three month period ended June 30, 2014, was $1,248,683 or $0.00 per share, compared to net income of $650,280 or $.001 per basic share during the three month period ended June 30, 2013.  The weighted average number of basic shares outstanding was 341,140,290 for the three month period ended June 30, 2014, compared to 67,883,275 for the three month period ended June 30, 2013. Our fully diluted net income (loss) per share was ($.00) and $.01 for the three months ended June 30, 2014 and 2013, respectively. The weighted average number of fully-diluted shares outstanding was 553,670,026 for the three month period ended June 30, 2014, compared to 77,773,385 for the three month period ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared to the Nine Months Ended June 30, 2013

Our results of operations are summarized below:

	Nine months Ended June 30, 2014 ($)	Nine months Ended June 30, 2013 ($)
Revenue	-0-	-0-
Expenses	(5,893,147)	(686,441)
Other Income (Expenses)	(2,075,512)	(426,858)
Net Loss	(7,968,,659)	(1,113,299)
Loss Per Share-Basic	(.05)	(0.02)
Loss Per Share- Fully diluted	(.03)	(0.02)

During the nine months ended June 30, 2014, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the nine months ended June 30, 2014 and 2013 can be summarized as follows:

	For the Nine Months Ended June 30,
	2014 ($)	2013 ($)	Difference ($)
Compensation Expense to Officers	5,255,000	412,596	4,842,404
Consulting Fees	225,000	165,000	60,000
Other General and administrative expenses	341,107	108,885	167,162
Loss on Issuance of Shares	117,000	-0-	117,000

Our net loss for the nine month period ended June 30, 2014 was $7,968,659, compared to a net loss of $1,113,299 for the nine month period ended June 30, 2013, an increased loss of $6,855,360.

During the nine month period ended June 30, 2014, we incurred operating expenses (and respective net operating losses) of $5,893,147, compared to operating expenses of $686,441 incurred during the three month period ended June 30, 2013, an increase of  $5,206,706.  The operating expenses incurred during the three month period ended June 30, 2014 and 2013 consisted of (i) $5,255,000 and $412,596 of Management compensation; $225,000 and $165,000 in fees paid to consultants;(iii) $341,107 and $108,885 in other general and administrative expenses (iii), and (iv) $117,000 and $-0- for expenses associated with the issuance of common stock to settle a prior liability, respectively.  See Footnote 9A for a fuller discussion of this expense

Management compensation increased $4,842,404 due to the issuance of 100 million shares of common stock to our Management team on January 27, 2014 and another 720,000 shares which were issued in December 2013 with a value of $45,000.  See Footnote 9 for more detail. This was partially offset by Management consulting expense incurred in the most recently ended quarter  as detailed in the three month discussion . Consulting fees increased by $60,000 due to the nine monthly accruals for consulting services, which did not exist in the same period as last year. This increase was offset by a $165,000 accrual for consulting expenses in the prior nine month period.   Other General and administrative expenses increased by $167,162 principally due to greater operating  expenses at the parent company level of $147,287 mostly for professional fees and the operating expenses of the Hydra Fuel Cell subsidiary of $19,875 which did not exist in the same period of last year greater    The Issuance of Common stock to settle a prior liability increased $117,000 due to an one-time issuance of shares to settle a liability from the prior business model.

Other income/(expense) incurred during the three month periods ended June 30, 2014 and June 30, 2013 was as follows:

	2014 ($)	2013 ($)	Difference ($)
Interest Expense	(523,738)	(175,621)	(348,117)
Derivative Expense	(2,569,102)	(160,652)	(2,408,451)
Change in the Fair Value of Derivative liabilities	3,141,729	111,774	3,029,955
Loss on Retirement of Debt	(2,124,401)	(202,360)	(1,922,042)

During the nine month period ended June 30, 2014, we incurred other (expense) of $(2,075,512), compared to other (expense)  of $(426,858) incurred during the nine month period ended June 30, 2013, an increased expense of  $1,648,654.  Other income/(expense)incurred during the nine month period ended June 30, 2014 and 2013 consisted of (i) $(523,738) and $(175,621), respectively of Interest expense; (ii) $(2,569,102) and $(160,652) in derivative expense; (iii) 3,141,729 and $111,774,respecitvely in Change in the Fair Value of Derivative liabilities, and (iv) $(2,124,401) and $202,360 in Loss on Retirement of Debt .

Interest expense increased $348,117 due to i) greater debt levels and increased amortization of debt discounts of $246,863, and ii) due to the reversal of prior overamortization of debt discounts of $101,254 in the quarter ended June 30, 2013.  Derivative expense increased $2,408,451 due to the issuance of greater levels of debt during the quarter ended June 30, 2014 than the same period in the prior year.  Change in the Fair Value of Derivative liabilities increased $3,029,955 due to increased stock price volatility and greater outstanding debt levels.  Loss on Retirement of Debt increased $1,922,042 due to a substantially greater level of debt conversions in the current period versus the prior periods.

Therefore, our basic net loss and net loss per share during the nine month period ended June 30, 2014, was $7,968,659 or $(0.05) per share, compared to a  net loss of $1,113,299 or $(.02) per basic share during the nine month period ended June 30, 2013.  The weighted average number of basic shares outstanding was 171,910,610 for the nine month period ended June 30, 2014, compared to 63,366,972 for the nine month period ended June 30, 2013. Our fully diluted net (loss) per share was ($.03) and ($.02) for the nine months ended June 30, 2014 and 2013, respectively. The weighted average number of fully-diluted shares outstanding was 309,420,582 for the nine month period ended June 30, 2014, compared to 66.663.675 for the nine month period ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, our current assets were $73,578 and our current liabilities were $3,589,280, which resulted in a working capital deficiency of $3,515,702.  As of June 30, 2014, current assets were comprised of: (i) $70,049 in cash; and (ii) $3,529 in receivables. As of June 30, 2014, current liabilities were comprised of: (i) $209,797 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $369,105 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) a derivative liability of $494,410 resulting from convertible notes payable and (vii) $1,089,067 in convertible debt (net of $266,773 of discount), and (vii) non-convertible debt of $984,008.

As of June 30, 2014, our total assets of $3,667,984 were comprised of: (i) $32,351 in current assets; (ii) $173,968 in property and equipment (net of $114,875 of depreciation); (iii) $47,005 in Notes Receivable; (iv) $20,277 in debt issue costs and (v) Goodwill of $3,353,156.  As of June 30, 2014, our total liabilities of $3,589,280 were comprised of current liabilities of the same amount.

Stockholders’ deficit improved $2,428,762 from ($2,350,057) as of September 30, 2013 to $78,704 as of June 30, 2014.  The change in Stockholder’s deficit was comprised of (i) issuance of shares for Management compensation of $5,255,000; (ii) issuances of shares for conversion of debt totaling $2,975,501; (iii) issuance of shares to settle old liabilities of $117,000; (iv) issuance of preferred stock of $2,049,920 for the purchase of Hydra partially offset by; (v) net loss of $7,968,659.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the nine months ended June 30, 2014, net cash flows provided by operations was $(465,473). Net cash flows used in operating activities for the nine months ended June 30, 2014 consisted of  (i) net loss of $(7,968,659), and  (ii) the change in the fair value of the derivative liability of $(3,141,729) adjusted by: (iii) share based payments of $5,255,000 (iv) derivative expense of $2,569,102; (v) loss on retirement of debt of $2,124,401; (vi) $427,629 in amortization of debt discount; (vi) loss on issuance of commons tock of $117,000 and (vii)  depreciation expense of $25,599. Net cash flows used by operating activities were further changed by changes in working capital accounts related, principally related to the Hydra acquisition of $62,080.

Cash Flows from Investing Activities

For the nine months ended June 30, 2014, net cash flows provided by investing activities was $(46,603) principally due to payments to the State of Nevada to be reimbursed by ASRC of $47,005. See Note 5(B) for details.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the six months ended June 30, 2014, net cash flows provided from financing activities was $582,125.  This was from the issuance of notes for cash of $357,125 and notes for professional services of $225,000.

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

As of June 30, 2014, as a result of the triggering events (a) and (b), the Company computes the exercise price related to convertible debt, without regard to the floor price.

The normal conversion resulted in a debt discount under ASC 470-25-8 since the calculated market price as of the date of the note was higher ($0.145) than the conversion floor of $0.12.

At the balance sheet date, $207,428 of the debt has been converted leaving a principal balance of $92,572.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
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

During the quarter ended March 31, 2014, the remaining balance of the Lucosky note was converted, and no principal balance remains

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

As of the Balance sheet date, $162,703 of principal on this note has been converted into common shares, leaving a remaining balance of $2,297.

The Company signed a new consulting agreement in August 2013 at a rate of $25,000 per month.  Since that time, the Company issued notes totaling $275,000 to the consultant.      Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the low closing bid price for the thirty (30) days immediately preceding the conversion date. As of the Balance sheet date, $64,400 of principal has been converted leaving a balance of $210,600

St. George Notes

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014
(Unaudited)

Other Notes

The Company has received another $385,125 in proceeds from multiple investors. Interest on the notes varies from 0% to ten percent. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. As of the balance sheet date, none of these balances have been converted.

Market price is defined as follows:

Debt Amount	Discount	Conversion Mechanism
$80,000	49%	average of low three trade prices over prior 30 days

$52,500	40%	low trade price over prior 25 days

77,625	45%	low trade price over ten days

$175,000	50%	low bid price over prior 30 days

Non-convertible Debt

Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows

Investor	Amount	Interest Rate

Golden State Equity Investors	$350,000	7.5%

St. George Investments, LLC	$415,000	7.75%

Bullivant Houser Bailey LLP	$219,008	-0-

All of the notes are currently past due and are payable on demand

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

Such estimates for the quarter ended June 30, 2014 and 2013, and assumptions affect, among others, the following:

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

HYDROGEN FUTURE CORP.

Dated: August 11, 2014	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)