Form 10-K
period 2014-09-30
Hydrogen Future Corp
filed 2015-01-21
CIK 1381054

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-55153

HYDROGEN FUTURE CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5277531
State or other jurisdiction of incorporation or organization	( I.R.S. Employer Identification no.)

2525 Robinhood Street, Suite 1100
Houston, TX	77005
(Address of principal executive offices)	(zip code)

(713) 465-1001
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned  issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 21, 2015, (computed by reference to the price of such stock on such date) was approximately $145,000.

The number of shares of common stock issued and outstanding as of January 21, 2015:  9,941,744 shares

PART I

ITEM 1. BUSINESS.

Company History

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc.  On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc.  On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1.  On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB, and on January 27, 2015, we effectuated a reverse split of our common stock on a 1:500 basis . On April 21, 2014, the Company completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC).  On January 12. 2015, we effectuated a reverse split of  our common stock on a 1:250 basis. Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.  Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

Principal Services, Markets and Operations

Hydrogen Future Corporation (the “Company” or HFCO) is a holding company with one wholly owned subsidiary, Hydra Fuel Cell Corporation  (“Hydra”),  and one division, involved with contract research and laboratory services.  The contract research and laboratory services division is currently inactive.

Hydra

Principal Services

Hydra is a state-of-the-art provider of alternative energy solutions using fuel cell technology. Hydra has completed several development stages of its HydraStax® unit and testing for certification is currently underway.  Hydra is developing technologies to formulate hydrogen that we hope will change the economics of producing hydrogen sufficiently to enable the hydrogen economy. We believe that the HydraStax® unit's cost per kilowatt hour (kWh) will be significantly below that of its competitors, giving us a competitive edge as a replacement for residential grid power. Thus, upon certification Hydra intends to aggressively market these units and the Company is actively pursuing financing to begin manufacturing and distribution.

On April 21, 2014, Hydrogen Future Corporation (OTCQB: HFCO) completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC).

Under the agreement to acquire Hydra, HFCO acquired 100% of the common stock of Hydra in exchange for a convertible preferred share issued to ARSC. The preferred share is convertible into an amount equal to 100.2% of the then outstanding common stock of HFCO at the time of conversion, which is at the sole discretion of ARSC. This gives ARSC an effective 50.1% equity interest in HFCO.

The Company continues to review acquisition opportunities that would enhance its fuel cell offerings and expand its offerings in alternative energy production.

Markets

Global power demand is increasing in response to growing populations, greater urban density, and lifestyles that increasingly revolve around power consuming devices. Central generation and its associated transmission and distribution grid is difficult to site, costly, and generally takes many years to build. Some types of power generation that were widely adopted in the past such as nuclear power or coal-fired power plants are no longer welcome in certain regions. The cost and impact to public health and the environment of pollutants and greenhouse gas emissions impacts the siting of new power generation. The attributes of fuel cell power plants address these challenges by providing virtually emission-free power and heat at the point of use in a highly efficient process.

Fuel Cell Operations

Hydra Fuel Cell Corporation engages in the design, development, manufacture, and sale of hydrogen fuel cell products, primarily for stationary power, backup power, and distributed generation applications.  Hydra delivers fuel cells and fuel cell systems under the HydraStax® brand, which we believe are very price and feature competitive.  The Company is in the process of developing its first prototype and is currently looking to market its product.

Contract Research and Laboratory Services

Principal Services

Currently, the Contract Research and Laboratory Servieces division is inactive. If we reinstate operations, we plan to offer a full range of testing services to the pharmaceutical industry in a variety of fields, all in compliance with Good Laboratory Practices (GLP) and current Good Manufacturing Practices regulations (camp) through in-house and outsourcing arrangements.  The comprehensive services we provide help to expedite the development process by providing immediate resources and technical expertise to help our clients meet deadlines, pursue projects of varying priority and risk, handle changes in workload, handle multiple projects, and pursue developments without in-house resources.  Our Custom Research Organization (CRO) services can be divided into two sections: Analytical and Quality Assurance.

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

Market situation appraisal for CRO indicates a market size of approximately $190 - 230 million for the United States.

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

General Discussion

Intellectual Property

We have filed for a provisory patent with the U.S. patent office in order to preserve our natural gamma interferon technology (U.S. provisional Patent No. US 61-400719).

Research and Development

We did not incur any research and development expenses from our inception to September 30, 2014.

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

Employees

As of January 21, 2015, we had 2 employees, both of which are engaged on a full time basis.

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

RISK FACTORS

Risks Associated With Our Stock

Limited History
The Company is a startup with limited operating history and faces challenges typical of new businesses in highly competitive markets with many other providers of the same or essentially the same products and services.

No Revenue and Limited Resources
The Company has no revenues and limited resources to date. There is no assurance that the Company will be able to finance its development, or that the Company will be able profitably to operate such business.

Limited Staff
The Company has two officers charged with the responsibility of executing the Company’s business strategy. Any death, injury or other incapacity of one or more of them could adversely affect the Company’s ability to complete its business strategy.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and that our auditors attest to, the design and operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting and data systems and controls. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Our results of operations could vary as a result of methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that could lead us to reevaluate our methods, estimates and judgments.

As we gain experience in future periods, management will continue to reevaluate its estimates for contract margins, service agreements, loss reserves, warranty, performance guarantees, liquidated damages and inventory reserves. Changes in those estimates and judgments could significantly affect our results of operations and financial condition. We may also adopt changes required by the Financial Accounting Standards Board and the Securities and Exchange Commission.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume fluctuations in response to market and other factors, including the following, some of which are beyond our control:

●	failure to meet commercialization milestones;

●	variations in our quarterly operating results from the expectations of securities analysts or investors;

●	downward revisions in securities analysts’ estimates or changes in general market conditions;

●	changes in the securities analysts' that cover us or failure to regularly publish reports;

●	announcements of technological innovations or new products or services by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel;

●	investor perception of our industry or our prospects;

●	insider selling or buying;

●	demand for our common stock; and

●	general technological or economic trends.

In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we became involved in securities class action litigation in the future, it could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business prospects, results of operations and financial condition.

Provisions of Nevada law and of our charter and by-laws and our outstanding securities may make a takeover more difficult.

Provisions in our certificate of incorporation and by-laws and in Nevada corporate law may make it difficult and expensive for a third-party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. In addition, certain provisions of our Series A Preferred Shares and our Series B preferred stock could make it more difficult or more expensive for a third party to acquire us. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change in control or change in our management and board of directors.

Future sales of substantial amounts of our common stock could affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options, or perceptions that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

The rights of the Series A preferred shares and Series B preferred stock could negatively impact our cash flows and could dilute the ownership interest of our stockholders.

The Series A shares are convertible into a combined 8% of the current outstanding shares of the Company.

The terms of the Series B preferred stock also provide rights to their holders that could negatively impact us. Holders of the Series B preferred stock are entitled to 50.1% of the voting rights of the Company.

Risks Related to our Hydra Subsidiary

We have incurred losses and anticipate continued losses and negative cash flow.

We have been transitioning from a research and development company to a commercial products manufacturer, and services provider and developer. As such, we have not generated positive cash flow. We expect to continue to incur net losses and generate negative cash flows until we can produce sufficient revenues to cover our costs. We may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. For the reasons discussed in more detail below, there are substantial uncertainties associated with our achieving and sustaining profitability. We have, from time to time, sought financing in the public markets in order to fund operations. Our future ability to obtain such financing, if required, could be impaired by a variety of factors, including, but not limited to, the price of our common stock and general market conditions.

Our products compete with products using other energy sources, and if the prices of the alternative sources are lower than energy sources used by our products, sales of our products will be adversely affected. Volatility of electricity and fuel prices may impact sales of our products and services in the markets in which we compete.

Our products can operate using a variety of fuels, including primarily natural gas and biogas and also methanol, diesel, coal gas, coal mine methane, and propane. If these fuels are not readily available or if their prices increase such that electricity produced by our products costs more than electricity provided by other generation sources, our products would be less economically attractive to potential customers. In addition, we have no control over the prices of several types of competitive energy sources such as oil, gas or coal as well as local utility electricity costs. Significant decreases (or short term increases) in the price of these fuels or grid delivered prices for electricity could also have a material adverse effect on our business because other generation sources could be more economically attractive to consumers than our products.

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, including our fuel cell power plants, could reduce demand for our products and services, lead to a reduction in our revenues and adversely impact our operating results.

We believe that the near-term growth of alternative energy technologies, including our fuel cells, relies on the availability and size of government and economic incentives  The U.S. Federal investment tax credit expires on December 31, 2016. Other government incentives expire, phase out over time, exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be challenged by utility companies, or be found to be unconstitutional, and/or could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of government subsidies and economic incentives may result in the diminished economic competitiveness of our power plants to our customers and could materially and adversely affect the growth of alternative energy technologies, including our fuel cells, as well as our future operating results.

Financial markets worldwide have experienced increased volatility and instability which may have a material adverse impact on our Company, our customers and our suppliers.

Financial market volatility can affect both the debt, equity and project finance markets. This may impact the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than ours. It is impossible to predict future financial market volatility and instability and the impact on our Company and it may have a materially adverse effect on us for a number of reasons, such as:

●
The long term nature of our sales cycle can require long lead times between application design, order booking and product fulfillment. For this, we often require substantial cash down payments in advance of delivery. Our growth strategy assumes that financing will be available for the Company to finance working capital or for our customers to provide down payments and to pay for our products. Financial market issues may delay, cancel or restrict the construction budgets and funds available to the Company or our customers for the deployment of our products and services.

●
Projects using our products are, in part, financed by equity investors interested in tax benefits as well as by the commercial and governmental debt markets. The significant volatility in the U.S. and international stock markets since 2008, has caused significant uncertainty and may result in an increase in the return required by investors in relation to the risk of such projects.

●	If we, our customers and suppliers cannot obtain financing under favorable terms, our business may be negatively impacted.

Our products are complex and could contain defects and may not operate at expected performance levels which could impact sales and market adoption of our products or result in claims against us.

We develop complex and evolving products, which we have limited field operating experience on. This could result in a delay in recognition or loss of revenues, loss of market share or failure to achieve broad market acceptance. The occurrence of defects could also cause us to incur significant warranty, support and repair costs, could divert the attention of our engineering personnel from our product development efforts, and could harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business. Defects or performance problems with our products could result in financial or other damages to our customers. Although we seek to limit our liability, a product liability claim brought against us, even if unsuccessful, would likely be time consuming and could be costly to defend. Our customers could also seek and obtain damages from us for their losses. We have reserved for potential damages related to performance problems, however actual results may be different than the assumptions used in our reserve calculations.

We currently face and will continue to face significant competition.

We compete on the basis of our products’ reliability, efficiency, environmental considerations and cost. Technological advances in alternative energy products or improvements in the electric grid or other sources of power generation, or other fuel cell technologies may negatively affect the development or sale of some or all of our products or make our products non-competitive or obsolete prior to commercialization or afterwards. Other companies, some of which have substantially greater resources than ours, are currently engaged in the development of products and technologies that are similar to, or may be competitive with, our products and technologies.

Other than fuel cell developers, we must also compete with companies that manufacture more mature combustion-based equipment, including various engines and turbines, and have well-established manufacturing, distribution, and operating and cost features.

We have no experience manufacturing our products on a commercial basis, which may adversely affect our planned increases in production capacity and our ability to satisfy customer requirements.

As we scale up our production capacity, we cannot be sure that unplanned failures or other technical problems relating to the manufacturing process will not occur.

Even if we are successful in achieving our planned increases in production capacity, we cannot be sure that we will do so in time to satisfy the requirements of our customers. Our failure to develop advanced manufacturing capabilities and processes, or meet our cost goals, could have a material adverse effect on our business prospects, results of operations and financial condition.

Unanticipated increases or decreases in business growth may result in adverse financial consequences for us.

If our business grows more quickly than we anticipate, our existing and planned manufacturing facilities may become inadequate and we may need to seek out new or additional space, at considerable cost to us. If our business does not grow as quickly as we expect, our existing and planned manufacturing facilities would, in part, represent excess capacity for which we may not recover the cost; in that circumstance, our revenues may be inadequate to support our committed costs and our planned growth, and our gross margins, and business strategy would be adversely affected.

Our plans are dependent on market acceptance of our products.

Our plans are dependent upon market acceptance of, as well as enhancements to, our products. Fuel cell systems represent an emerging market, and we cannot be sure that potential customers will accept fuel cells as a replacement for traditional power sources. As is typical in a rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Since the distributed generation market is still evolving, it is difficult to predict with certainty the size of the market and its growth rate. The development of a market for our products may be affected by many factors that are out of our control, including:

●	the cost competitiveness of our fuel cell products including availability and output expectations and total cost of ownership;

●	the future costs of natural gas and other fuels used by our fuel cell products;

●	customer reluctance to try a new product;

●	the market for distributed generation;

●	local permitting and environmental requirements; and

●	the emergence of newer, more competitive technologies and products.

If a sufficient market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability.

As we continue to expand markets for our products, we intend to continue offering power production guarantees and other terms and conditions relating to our products that will be acceptable to the marketplace, and continue to develop a service organization that will aid in servicing our products and obtain self-regulatory certifications, if available, with respect to our products. Failure to achieve any of these objectives may also slow the development of a sufficient market for our products and, therefore, have a material adverse effect on our results of operations and financial condition.

If our goodwill and other intangible assets, inventory or project assets become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant charge to earnings in our financial statements should we determine that our goodwill is impaired. Such a charge might have a significant impact on our financial position and results of operations.

As required by accounting rules, we review our goodwill for impairment quarterly or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry.

Our future success and growth is dependent on our market strategy.

We cannot assure you that we will enter into partnerships that are consistent with, or sufficient to support, our commercialization plans, and our growth strategy or that these relationships will be on terms favorable to us. Even if we enter into these types of relationships, we cannot assure you that the partners with which we form relationships will focus adequate resources on selling our products or will be successful in selling them. Some of these arrangements have or will require that we grant exclusive rights to companies in defined territories. These exclusive arrangements could result in our being unable to enter into other arrangements at a time when the partner with which we form a relationship is not successful in selling our products or has reduced its commitment to marketing our products. In addition, future arrangements may also include the issuance of equity and warrants to purchase our equity, which may have an adverse effect on our stock price. To the extent we enter into partnerships or relationships, the failure of these partners to assist us with the deployment of our products may adversely affect our results of operations and financial condition.

We depend on our intellectual property, and our failure to protect that intellectual property could adversely affect our future growth and success.

Failure to protect our existing intellectual property rights may result in the loss of our exclusivity or the right to use our technologies. If we do not adequately ensure our freedom to use certain technology, we may have to pay others for rights to use their intellectual property, pay damages for infringement or misappropriation, or be enjoined from using such intellectual property. We rely on patent, trade secret, trademark and copyright law to protect our intellectual property. Some of our intellectual property is not covered by any patent or patent application and includes trade secrets and other know-how that is not able to be patented, particularly as it relates to our manufacturing processes and engineering design. In addition, some of our intellectual property includes technologies and processes that may be similar to the patented technologies and processes of third parties. If we are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all. Our patent position is subject to complex factual and legal issues that may give rise to uncertainty as to the validity, scope, and enforceability of a particular patent.

We cannot assure you that any of the U.S. or international patents owned by us or other patents that third parties license to us will not be invalidated, circumvented, challenged, rendered unenforceable or licensed to others, or any of our pending or future patent applications will be issued with the breadth of claim coverage sought by us, if issued at all. In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect our proprietary intellectual property, including intellectual property that may not be patented or able to be patented, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. Certain of our intellectual property have been licensed to us on a non-exclusive basis from third parties that may also license such intellectual property to others, including our competitors. If our licensors are found to be infringing third-party patents, we do not know whether we will be able to obtain licenses to use the intellectual property licensed to us on acceptable terms, if at all.

If necessary or desirable, we may seek extensions of existing licenses or further licenses under the patents or other intellectual property rights of others. However, we can give no assurances that we will obtain such extensions or further licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for intellectual property that we use at present could cause us to incur substantial liabilities, and to suspend the manufacture or shipment of products or our use of processes requiring the use of that intellectual property.

While we are not currently engaged in any intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others or commence lawsuits against others who we believe are infringing upon our rights. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not that litigation is resolved in our favor.

Our future success will depend on our ability to attract and retain qualified management and technical personnel.

Our future success is substantially dependent on the continued services and on the performance of our executive officers and other key management, engineering, scientific, manufacturing and operating personnel, particularly Frank Neukomm, our Chief Executive Officer and Bob Farr, our Chief Operating Officer. The loss of the services of either executive officer, or other key management, engineering, scientific, manufacturing and operating personnel, could materially adversely affect our business. Our ability to achieve our commercialization plans will also depend on our ability to attract and retain additional qualified management and technical personnel. Recruiting personnel for the fuel cell industry is competitive. We do not know whether we will be able to attract or retain additional qualified management and technical personnel. Our inability to attract and retain additional qualified management and technical personnel, or the departure of key employees, could materially and adversely affect our development and commercialization plans and, therefore, our business prospects, results of operations and financial condition.

Our management may be unable to manage rapid growth effectively.

We may rapidly expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. Any expansion may expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing issues presented by such a rapid expansion could harm our business prospects, results of operations and financial condition.

We may be affected by environmental and other governmental regulation.

We are subject to various federal, state and local laws and regulations relating to, among other things, land use, safe working conditions, handling and disposal of hazardous and potentially hazardous substances and emissions of pollutants into the atmosphere. In addition, it is possible that industry-specific laws and regulations will be adopted covering matters such as transmission scheduling, distribution, and the characteristics and quality of our products, including installation and servicing. These regulations could limit the growth in the use of carbonate fuel cell products, decrease the acceptance of fuel cells as a commercial product and increase our costs and, therefore, the price of our products. Accordingly, compliance with existing or future laws and regulations could have a material adverse effect on our business prospects, results of operations and financial condition.

Our products use inherently dangerous, flammable fuels, operate at high temperatures and use corrosive carbonate material, each of which could subject our business to product liability claims.

Our business exposes us to potential product liability claims that are inherent in products that use hydrogen. Our products utilize fuels such as natural gas and convert these fuels internally to hydrogen that is used by our products to generate electricity. The fuels we use are combustible and may be toxic. Any accidents involving our products or other hydrogen-using products could materially impede widespread market acceptance and demand for our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain adequate insurance coverage on acceptable terms.

Risks Related to our Contract Research and Laboratory Services division

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

OUR PRINCIPAL STOCKHOLDER HAS SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OTHER STOCKHOLDERS.

The Company’s Chief Executive Officer and Chief Operating Officer each control approximately 4% of its voting stock through their ownership of the Series A Preferred Stock. He may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may expedite approvals of company decisions, or have the effect of delaying or preventing a change in control, adversely affect the market price of our common stock, or be in the best interests of all our stockholders.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of January 20, 2015, we have the following securities issued and outstanding:
9,941,744 shares of common stock;
100,000,000 shares of preferred stock, Series A
1 shares of preferred stock, Series B

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.
Our headquarters in Houston Texas in provided rent free. Previously, we rented an office totaling 10,000 square feet in area and were paying $15,000 in rent on a monthly basis.  The lease expired in January 2012 and the Company is no longer paying rent.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock traded on the OTCBB under the symbol “AFLB.OB” until December 26, 2013. Commencing December 27, 2013, we trade under the symbol HFCO.OB. On January 12, 2015, there was a 1:250 stock split.  Our stock currently trades under the symbol HFCOD.OB and will for twenty consecutive trading days until it reverts back to HFCO.OB.  All prices reflect

The following table sets forth the high and low trade information for our common stock for each quarter for the fiscal years ended September 30, 2014 and September 30, 2013.  The prices reflect all stock splits,inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
September 30, 2014	$0.85	$0.03
June 30, 2014	$2.28	$0.58
March 31,2014	$55.00	$0.25
December 31, 2013	$1,734.38	$15.63
September 30, 2013	$2,500.00	$414.08
June 30, 2013	$3,750.00	$328.13
March 31, 2013	$6,187.50	$375.00
December 31, 2012	$2,500.00	$250.00

(b) Holders

As of January 20, 2015, a total of 9,941,744 shares of the Company’s common stock are authorized  and currently outstanding. They are held by approximately 46 shareholders of record.

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

Plan of Operation

Hydrogen Future Corp. is a development stage company specializing in the commercialization of hydrogen fuel cell technologies and contract research and laboratory services.  Currently, our contract research and laboratory services division is inactive, and we plan to concentrate on commercializing our hydrogen fuel cell products.

We are currently in the process of developing a working prototype of our HydraStax © fuel cell product for residential use.  We believe that we will require $800,000 of the upcoming fiscal year to meet this objective.

Results of Operations

Our results of operations are summarized below:

	Year Ended September 30, 2014 ($)	Year Ended September 30, 2013 ($)
Revenue	-0-	-0-
Expenses	6,047,884	761,052
Issuance of Common Stock to settle a prior liability	117,000	-0-
Other Income (Expenses)	(1,638,756)	(1,660,093)
Net Income (Loss)	(7,803,640)	(2,421,145)
Gain/(Loss) Per Share-Basic	(6.58)	(4,172.94)
Gain/(Loss) Per Share-Fully diluted	(4.92)	(3,026.50)

Year Ended September 30, 2014 Compared to the Year Ended September 30, 2013

During the years ended September 30, 2014 and 2013, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the years ended September 30, 2014 and 2013 can be summarized as follows:

	For the Year Ended September 30,
	2014 ($)	2013 ($)	Difference ($)
Compensation Expense to Officers	5,255,000	471,549	4,783,451
Consulting Fees	340,000	217,335	122,665
General and administrative expenses-other	452,884	72,168	380,716
Other income (expense) – net	(1,638,756)	(1,660,093)	21,337

Our net loss for the year ended September 30, 2014, was ($7,803,640) compared to net income of ($2,421,145) for the year ended September 30, 2013, an increased loss of $5,382,495.  During the years ended September 30, 2014 and September 30, 2013, we did not generate any revenues from operations.

During the year ended September 30, 2014, we incurred operating expenses (and respective net operating losses) of $6,164,884, compared to operating expenses of $761,052 incurred during the year ended September 30, 2013, an increase in expenses of $5,403,382.  The operating expenses incurred during the year ended September 30, 2014 and 2013, consisted of of(i) $5,255,000 and $471,549, respectively in Compensation Expense to officers; (ii) $340,000 and $217,335, respectively, in fees paid to professionals; (iii) and (iv) $452,884 and $72,168, respectively, in other general and administrative expenses.

Changes in expenses were due to the following:

a.
Compensation expense to Officers-  Compensation expense to Officers increased $4,783,451 due to the issuance of 100 million shares of common stock to our Management team on January 27, 2014 and another 720,000 shares which were issued in December 2013 with a value of $45,000.  These expenditures were partially offset by similar expenditures made in the prior year

b.	Consulting fees- Consulting fees increased $122,665 principally due to the existence of the consulting arrangement for the entire fiscal year as opposed to only a

c.	General and Administrative other- General and Administrative other increased $21,337 primarily due to the Hydra acquisition.

Other Income (Expense) incurred during the year ended September 30, 2014, included: (i) interest expense of ($312,873); (ii) derivative expense of ($2,685,435) (iii) change in fair value of the derivative liability of $3,509,298 and (iv) loss on retirement of debt of ($2,149,746).  During the year ended September 30, 2013, the ($1,660,093) in Other Income/(Expense) was comprised primarily of charges of ($994,808) due to mark to market accounting associated with the fair market value of the derivative liability interest expense of ($235,661) , derivative expense on new debt instruments of ($227,264) and loss on Retiremetn of Debt of ($202,360),

Therefore, our net loss and net loss per share during the year ended September 30, 2014 was ($7,803,640) or ($6.58) and ($4.92), per basic and diluted share, respectively compared to net loss and net loss per share of ($4,172.94) or ($3,026.50) per share during the year ended September 30, 2013.  The weighted average number of shares outstanding for the year ended September 30, 2014 and 2013 was as follows (adjusted for all stock splits):

	Year Ended September 30, 2014	Year Ended September 30, 2013
Basic Shares	1,186,813	580
Fully diluted shares	1,586,813	800

Liquidity and Capital Resources

As of September 30, 2014, our current assets were $31,744 and our current liabilities were $2,655,267, which resulted in a working capital deficiency of ($2,623,523).  As of September 30, 2014, current assets were comprised of: (i) $31,033 in cash; and (ii) $712 in inventory.  As of September 30, 2014, current liabilities were comprised of: (i) $165,991 in accounts payable and accrued liabilities; (ii) $415,719  in accounts payable due to a related party; (iii) $379,092 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) 442,609 in convertible debt (net of $295,013 of discount), (vi) a derivative liability of 243,175  resulting from convertible notes payable, and (vii) $981,508 in non-convertible debt from the Hydra acquisition

As of September 30, 2014, our total assets of $3,633,452 were comprised of: (i) $31,744 in current assets; (ii) $20,288 in debt issue costs (net of $68,548 of amortization), (iii) Goodwill associated with the Hydra acquisition of $3,353,156; and (iii) $181,259 in property and equipment (net of $469,297 of depreciation),and $47,005 in a Note Receivable.  As of September 30, 2014, our total liabilities of $2,655,267 were comprised of current liabilities of the same amount.

Stockholders’ equity (deficit) increased $3,328,243 from ($2,350,057) as of September 30, 2013 to $978,186 as of September 30, 2014.  The change in Stockholder’s Equity was due to issuances of common stock of $9,081,963 ($5,255,000 for management compensation, $3,661,993 for retirement of debt  and $164,990 for other), issue of Series A Preferred stock for the Hydra acquisition of $2,049,920 partially offset by of our net loss of ($7,803,640)

Cash Flows from Operating Activities

For the year ended September 30, 2014, net cash flows used by operations was ($718,906).  Net cash flows used in operating activities for the year ended September 30, 2014, consisted of a net loss of ($7,803,640) adjusted by: (i) $(3,509,298) in net loss due to a change in the fair value of the derivative liability on convertible notes payable; partially offset by (ii) $5,255,000 in share based payments; (iii) $2,685,435 of derivative expense on new convertible notes issued; (iv) $2,149,746 for loss on retirement of debt; (v) $148,603 in amortization of debt issue cost; and (vi) $33,570 in amortization of debt issue cost.  Net cash flows used by operating activities was further changed by a decrease of (i) $319,630 due to working capital acquired in the acquisition partially offset by ii) $304,845 in greater accrued interest.

For the year ended September 30, 2013, net cash flows used by operations was ($244,288).  Net cash flows used in operating activities for the year ended September 30, 2013, consisted of a net loss of ($2,421,1454) adjusted by: (i) $994,808 in net loss due to a change in the fair value of the derivative liability on convertible notes payable; partially offset by (ii) $471,549 in share based payments; (iii) $227,264 of derivative expense on new convertible notes issued; (iv) $202,360 for loss on retirement of debt; and (v) $197,977 in amortization of debt issue cost.  Net cash flows used by operating activities was further changed by $36,789 in increased accrued interest.

Cash Flows from Investing Activities

For the year ended September 30, 2014, net cash flows used in investing activities was ($62,427.)

This was comprised of a long-term note receivable acquired in the acquisition of Hydra of $47,005, partially offset by cash of $402.  In addition, the Company spent $15,824 on the purchase of property and equipment.

There was no cash flow from investing activities for the year ended September 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.

For the year ended September 30, 2014, net cash flows provided from financing activities was $812,365, consisting of (i) $504,375 in proceeds from convertible promissory notes; (ii) $300,000 in the issuance of convertible notes payable for consulting services, and (iii) $7,990 for sales of common stock.

For the year ended September 30, 2013, net cash flows provided from financing activities was $243,500, consisting of (i) $28,500 in proceeds from convertible promissory notes and (ii) $215,000 in the issuance of convertible notes payable for consulting services,

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.  Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $800,000, as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

	Estimated	Estimated Expenses
Description	Completion Date	($)

Legal and accounting fees	12 months	50,000
Consulting Expenses	12 months	300,000
General and administrative expenses	12 months	450,000
Total		800,000

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

Such estimates for the year ended September 30, 2014 and 2013, and assumptions affect, among others, the following:

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

Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, management used the criteria established in   Internal Control - Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of September 30, 2013.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of September 30, 2014.  Management’s assessment identified the following material weaknesses:

●
As of September 30, 2014, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

●
As of September 30, 2014, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of September 30, 2014, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of January 21, 2015.

Name	Age	Position	Officer and/or Director Since

Frank Neukomm	65	Chief Executive Officer and Chairman	January 2013

Robert Farr	69	Chief Operating Officer and President	January 2013

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

Frank Neukomm, age 65, Chief Executive Officer, Chief Financial Officer, Chairman

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

Robert Farr, age 69, Vice President of Operations and Director

Robert C, Farr brings a 34 year diversified business background in operations leadership replete with examples of improved productivity and increased profits.  Broad experience with several  Fortune 500 companies  includes successes in marketing, customer relations, administration, finance, operations, new products and worldwide vendor selection / purchasing.  Mr. Farr’s recent experience includes securing and structuring funding for both public and private companies including debt and equity as well as international funding through the US  Ex-Im Bank ,  Mr. Farr has a BS in finance from  Mississippi State University  and was a U.S. Naval officer in the  Vietnam Conflict .

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

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)*	Total ($)
Frank Neukomm	2014	$0	$0	$2,627,500	$0	$0	$36,000	$2,663,500
Chief Executive Officer	2013	$0	$0	$155,000	$0	$0	$0	$155,000

Robert Farr	2013	$0	$0	$2,627,500	$0	$0	$31,200	$2,658,700
Chief Operating Officer	2013	$0	$0	$155,000	$0	$0	$0	$155,000

*- Other compensation includes amounts paid as contracted services to entities managed by the Mssrs. Neukomm and Farr. See Item 13, Related Party Transactions, to Financial statements for detail

Outstanding Equity Awards

None.

Director Compensation

The table below lists the aggregate amount of payments that were made to directors during the year ended September 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp. ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

Frank Neukomm	-	-	-	-	-	-	-
Robert Farr	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of January 21, 2015, our authorized capitalization was 10,200,000,000 shares of capital stock, consisting of 10,000,000,000 shares of common stock, $0.001 par value per share and 200,000,000 shares of preferred stock, par value $0.001.  As of January 21, 2015, there were 9,941,744 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of January 21, 2015, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Title of Class	Name of Beneficial Owner (1)	Number of Shares (2)	Percent of Class
Preferred and Common	Frank Neukomm	401,440	4.0%
	Robert Farr	401,440	4.0%

	All officers and directors as a group (2 persons)	802,880	8.0%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Each director owns 50,000,000 shares of preferred stock (convertible into common stock on a 1:250 basis) and 201,440 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

During Fiscal Year 2014, payments of $36,000 and $31,200 were made to companies controlled by Mssrs. Neukomm and Farr, respectively, for sources provided.

Director Independence

The common stock of the Company trades on the OTCBB, a quotation system which currently does not have director independence requirements. As of September 30, 2014, none of the Company’s directors were considered to be “independent.”

Item 14. Principal Accounting Fees and Services.

a. Audit Fees: Aggregate fees billed by Bravos and Associates CPAs for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2014 and 2013, were approximately $12,000 and $-0-, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended September 30, 2014 and 2013, respectively.

c. Tax Fees: Aggregate fees billed by Bravos & Co.. for tax services for the year ended September 30, 2014 and 2013, were $0 and $0, respectively.

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

HYDROGEN FUTURE CORP.

Date: January 21, 2015	By:	/s/ Frank Neukomm
	Name:	Frank Neukomm
	Title:	Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Neukomm	Chief Executive Officer, (Principal Executive Officer), Chairman of the Board	January 21, 2015
Frank Neukomm

/s/ Robert Farr	Chief Operations Officer and President	Janaury 21, 2015
Robert Farr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Bravos & Associates

Certified Public Accountants

324 Ridgewood Drive
Bloomingdale, Illinois 60108
(630) 893 - 6753
Fax (630) 893-7296 Email: Bravostw@Comcast.net

Report of Independent Registered Public Accounting Firm

Board of Directors
Hydrogen Future Corporation (Formally A5 Laboratories, Inc.)

We have audited the accompanying balance sheets of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) (development stage company) as of September 30, 2014 and 2013, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibly is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Future Corporation (Formally A5 Laboratories, Inc.) as of September 30, 2014 and 2013, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $ 7,803,640 and had a working capital deficiency of $ 2,623,522 and a deficit accumulated during the development stage of $ 12,963,780 at September 30, 2014. As discussed in Note 2 to the financial statements, the Company's liabilities and working capital raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ *Bravos & Associates, CPA's*

Bloomingdale, Illinois
January 21, 2015

MEMBERS:.. AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS.. LLINOIS CPA SOCIETY
Currently Licensed in: Illinois, Indiana & Michigan

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets
(Audited)

	September 30,	September 30,
	2014	2013
Assets

Current assets
Cash	$31,033	$(0)
Other receivables	-	3,194
Inventory	712
Total current assets	31,745	3,194

Non-current assets
Property and equipment - net	181,259	199,567
Note Receivable	47,005
Debt issue costs - net	20,288	15,983
Goodwill	3,353,156
Total Non-Current Assets	3,601,708	215,550

Total assets	$3,633,453	$218,744

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$165,991	$122,610
Accounts payable - related party	415,719	415,719
Accrued interest payable	379,092	74,247
Notes/Advances payable - related party	27,173	27,173
Derivative liability	243,175	1,337,315
Convertible debt - net	442,609	591,738
Non-convertible debt from Hydra Acquistion	981,508	-
Total current liabilities	2,655,267	2,568,801

Stockholders' Equity /(Deficit)
Preferred stock, Series A, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding at September 30, 2014 and September 30, 2013	100,000	100,000
Preferred stock,Series B, $0.001 par value, 1 share authorized; 1 share and 0 shares issued and outstanding at September 30, 2014 and September 30, 2013, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 8,911,263 and 800 issued and outstanding at September 30, 2014 and September 30, 2013, respectively	8,912	1
Additional paid-in capital	13,832,548	2,709,575
Deficit accumulated during the development stage	(12,963,780)	(5,160,139)
Accumulated other comprehensive income	505	505
Total stockholders' (deficit)	978,185	(2,350,057)

Total liabilities and stockholders' (deficit)	$3,633,453	$218,744

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Audited)

	Fiscal year Ended September 30		June 21, 2006 (inception) through September 30,
	2014	2013	2014

Expenses
General and Administrative Expenses	$6,047,884	$761,052	$8,651,826
Issuance of Common Stock to settle a prior liability	117,000		$117,000
Impairment of software	-	-	$1,035,027
Total	6,164,884	761,052	9,803,853

Other Income/(Expense)
Interest expense	(312,873)	(235,661)	(844,037)
Derivative expense	(2,685,435)	(227,264)	(4,253,325)
Change in fair value of derivative liability	3,509,298	(994,808)	4,253,472
Loss on Retirement of Debt	(2,149,746)	(202,360)	(2,352,106)
Tax refunds	-	0	36,071
Total Other (Expense) - net	(1,638,756)	(1,660,093)	(3,159,926)

Net Income (Loss)	$(7,803,640)	$(2,421,145)	$(12,963,780)

Net loss per common share - basic	$(6.58)	$(4,172.94)

Net loss per common share - diluted	$(4.92)	$(3,026.50)

Weighted average number of common shares outstanding
during the period/year - basic	1,186,813	580

Weighted average number of common shares outstanding
during the period/year - diluted	1,586,813	800

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Audited)

	Fiscal Years Ended September 30,		June 21, 2006 (Inception) to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,803,640)	$(2,421,145)	$(12,963,780)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	5,255,000	471,549	5,907,549
Impairment of Software		-	1,035,027
Derivative expense	2,685,435	227,264	4,253,326
Depreciation	34,132	34,132	469,214
Amortization of debt issue cost	33,570	13,199	68,488
Amortization of debt discount	148,603	197,977	582,905
Amortization of Original Issue Discount	36,027	116	36,143
Change in fair value of derivative liabilities	(3,509,298)	994,808	(4,253,471)
Accrued interest on Retired debt	35,296	779	36,075
Legal fees on debt conversions	20,145		20,145
Loss on Retirement of Debt	2,149,746	202,360	2,352,106
Loss on Issuance of Common Stock to settle a prior liability	117,000		117,000
Issuance of Common stock for consulting agreements	48,000		48,000
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	3,194		0
(Increase) decrease in Inventory	(712)		(712)
Increase (decrease) in accounts payable and accrued expense	43,381	-	165,991
Increase in accounts payable - related party		-	415,719
Increase in working capital from acquisition	(319,630)	-	(319,630)
Increase in accrued interest	304,845	36,789	379,092
Net cash provided by (used in) operating activities	(718,906)	(244,288)	(1,650,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable Acquired in Acquistion	(47,005)		(47,005)
Cash acquired in Acquisition	402		402
Purchase of property and equipment	(15,824)		(304,623)
Net cash used in investing activities	(62,427)	-	(351,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	504,375	28,500	873,178
Notes Issued for Professional services	300,000	215,000	568,727
Repayment of related party notes/advances	-		(968)
Cash paid as debt offering costs	-		(24,000)
Proceeds from issuance of common stock	7,990		587,490
Net cash provided by financing activities	812,365	243,500	2,036,013

Net (Decrease) in Cash	31,032	(788)	33,974
Effect of Exchange Rates on Cash			(2,941)

Cash - Beginning of Period/Year	(0)	788	-

Cash - End of Period/Year	$31,032	$0	$31,032

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$739,093	$-	$850,577
Common stock issued to acquire software	$-	$-	$1,380,876
Notes payable acquired in acquisition	$984,008		$984,008
Preferred stock issued to officers	$310,000		$310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$804,375	$243,500	$1,047,875
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount		$27,122	$27,122
Debt issue costs - warrants	$-	$26,901	$26,901

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to September 30, 2013

	Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)
Proceeds from the Issuance of founders stock- ($62.50/share)	80	$0	-	$-	-	$-	5,000	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($62.50/share)	120	0	-	-	-	-	15,000	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	200	0	-	-	-	-	20,000	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($500/share)	164	0	-	-	-	-	82,000	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	364	0	-	-	-	-	102,000	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	364	0	-	-	-	-	102,000	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	364	0	-	-	-	-	102,000	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($81,250/share)	2	0	-	-	-	-	162,500	-	-	162,500

Common stock issued to acquire software ($110,000/share)	13	0	-	-	-	-	1,380,876	-	-	1,380,876

Proceeds from the Issuance of common stock- ($100,000/share)	2	0	-	-	-	-	200,000	-	-	200,000

Common stock issued for consulting services ($100,000/share)	0	0	-	-	-	-	16,000	-	-	16,000

Common stock issued for consulting services ($112,500/share)	1	0	-	-	-	-	135,000	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	382	0	-	-	-	-	1,996,376	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($40,000/share)	3	0	-	-	-	-	99,999	-	-	100,000

Proceeds from the Issuance of common stock- ($25,000/share)	1	0	-	-	-	-	15,000	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($2,789/share)	9	0	-	-	-	-	24,990	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	394	1	-	-	-	-	2,190,388	(3,433,273)	6,155	(1,236,728)

Share Rescission	(22)	(0)					(89,936)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	372	1	-	-	-	-	2,100,452	(2,738,994)	505	(638,036)

Share Issuance upon default of debt- ($488/share)	120	0	-	-	-	-	58,500	-	-	58,500

Issuance of Shares to Officers for Compensation- ($400/share)	256	0	-	-	-	-	102,596	-		102,596

Shares issuance upon conversion of debt- ($4,988/share)	48	0	-	-	-	-	237,575	-	-	237,575

Common stock issued upon conversion of insider debt	3	0	-	-	-	-	(0)	-	-	0

Shares issued for consulting services- ($388/share)	1	0	-	-	-	-	452	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	-	-	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	800	1	100,000,000	100,000	-	0	2,709,575	(5,160,139)	505	(2,350,057)

Shares issuance upon conversion of debt, accrued interest and related legal expense	7,867,943	7,868	-	-	-	-	3,616,231	-	-	3,624,098

Shares issued to Management for Compensation on December 26, 2013 at $.065	2,880	3	-	-	-	-	44,997	-	-	45,000

Shares issued to Management for Compensation on January 27, 2014 at $.0521	400,000	400	-	-	-	-	5,209,600	-	-	5,210,000

Shares issued in settlement for prior unrecorded obligation for equipment purchase	120,000	120	-	-	-	-	116,880			117,000

Shares issued for consulting services	200,000	200					39,800			40,000

Debt Issue Costs							37,875			37,875

Sale of common shares	320,000	320					7,670			7,990
			-	-	1	-	2,049,920			2,049,920
Issuance of 1 shares of Preferred Stock, Series B to American Security Research Company

Net loss for the year ended September 30, 2014	-	-	-	-	-	-	-	$(7,803,640)	-	(7,803,640)

Balance- September 30, 2014	8,911,623	$8,912	100,000,000	$100,000	1	$-	$13,832,548	$(12,963,780)	$505	$978,186

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in the State of Nevada on June 21, 2006, as El Palenque Nercery, Inc.  On June 30, 2006, we changed our name to El Palenque Vivero, Inc., and on March 23, 2010, we changed our name to A5 Laboratories Inc.  On April 8, 2010, we effectuated a forward split of our issued shares of common stock on the basis of 10-for-1.  On October 10, 2013, we changed our name to Hydrogen Future Corporation. On December 27, 2013, our stock trading symbol was changed from AFLB.OB to HFCO.OB, and on January 27, 2015, we effectuated a reverse split of our common stock on a 1:500 basis . On April 21, 2014, the Company completed the acquisition of Hydra Fuel Cell Corporation (“Hydra”) from American Security Resources Corporation (Pink Sheets: ARSC).  On January 12. 2015, we effectuated a reverse split of  our common stock on a 1:250 basis. Hydra has developed advanced hydrogen fuel cell technology which it initially intends to deploy as residential and small commercial grid replacement for electric generation.  Our business offices are located at 2525 Robinhood Street,  Suite 1100, Houston TX and our telephone number is (713) 465-1001.

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

Such estimates for the years ended September 30, 2014 and 2013, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2014 and 2013, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2014 and 2013, there were no balances that exceeded the federally insured limit.

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

Since the Company reflected a net loss in 2014 the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  A separate computation of diluted earnings (loss) per share is not presented.

The Company had the following potential common stock equivalents at September 30, 2014 and 2013, adjusted for all stock splits through the date of this report:

	September 30, 2014	September 30, 2013

Warrants	63	63
Convertible debt	56,513,178	425,220
Total common stock equivalents	56,513,241	425,283

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

Operating Segments

The Company operates in two operating segments which are consistent with its internal organization. The major segments are fuel cell technology and contract research and laboratory services.  See Note 13 for financial details.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,803,640 and net cash used in operations of $718,906 for the year ended September 30, 2014. The Company also has a working capital deficit of $2,623,522 and a deficit accumulated during the development stage of $12,963,780 at September 30, 2014. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2014, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the year ended September 30, 2013.

The following is the Company’s derivative liability measured at fair value on a recurring basis at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Level 1	$-	$-
Level 2 – Derivative Liability	442,609	1,337,315
Level 3	-	-
Total	$442,609	$1,337,315

Note 4 – Other Receivables

As of September 30, 2014 and 2013, the Company had receivables of $-0- and $3,194. The receivable at September 31, 2013 was for amounts funded to Hydra which were eliminated upon consolidation.

Note 5 – Property and Equipment

Property and equipment consists of the following:

As of September 30,	2014	2013	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Technical equipment (3)	15,824	-0-	5
Office equipment	37,336	37,336	5
	1,685,543	1,669,719

Less: Accumulated depreciation	(468,695)	(435,125)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment – net	$181,259	199,567

(1) See Note 8(B) – related party
(2) See below related to related party purchases
(3) Technical equipment- This represents equipment used to test fuel cell viability

During the years ended September 30, 2014 and 2013, management evaluated the recoverability of long lived assets by determining whether the carrying value can be recovered through future cash flows. Management determined that it is more likely than not that no future cash flows are to be expected from the use of its software.

The leasehold improvements were completed and placed into service in July 2011.

The Company purchased $24,357 of lab equipment from an entity controlled by the Company’s former Chief Executive Officer during fiscal year ended 2011. See Note 7 for software acquired from a related party.

Note 6- Goodwill

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

Assets acquired:
Cash	$402
Other receivables	3,529
Total	$3,931

Liabilities acquired:
Promissory note payable	$984,008
Accrued interest payable	235,972
Other current liabilities	87,187
Additional paid-in capital	2,049,920
Total	$3,357,087
Goodwill	$3,353,166

The Company tests goodwill for impairment on a quarterly basis.  At September 30, 2014, the company determined that there was no impairment.

Note 7 – Notes Payable

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

(B) Convertible Debt – Secured – Derivative Liabilities

The Company has secured convertible debentures from two sources: a) proceeds issued to the Company, and b) consulting services.  A summary of these obligations follows:

Date of Issuance	Original Amount	Conversions through September 30, 2014	Accrued Original Issue Discount, if any	Gross Amount outstanding at September 30, 2014	Remaining Discount	Net Amount	Shares to be issued upon full conversion at September 30, 2014	Type of Note

2-Apr-13	5,000			5,000	0	5,000	400,000	a
31-May-13	5,500			5,500	1,831	3,669	440,000	a
31-May-13	5,500			5,500	0	5,500	440,000	a
23-Feb-11	300,000	300,000		0	0	0	0	a
1-Oct-12	165,000	165,000		0	0	0	0	b
1-Aug-13	25,000	14,400		10,600	0	10,600	848,000	b
1-Sep-13	25,000	25,000		0	0	0	0	b
1-Oct-13	25,000	25,000		0	0	0	0	b
1-Nov-13	25,000			25,000	0	25,000	2,000,000	b
1-Dec-13	25,000			25,000	0	25,000	2,000,000	b
1-Jan-14	25,000			25,000	0	25,000	2,000,000	b
1-Feb-14	25,000	25,000		0	0	0	0	b
1-Mar-14	25,000			25,000	0	25,000	2,000,000	b
1-Aug-13	12,500	40,000	27,500	0	0	0	0	a
27-Aug-13	12,500			12,500	0	12,500	833,333	a
10-Oct-13	15,000			15,000	411	14,589	1,000,000	a
19-Nov-13	10,000			10,000	1,370	8,630	666,667	a
27-Sep-13	25,000			25,000	0	25,000	2,000,000	a
13-Dec-13	20,000	17,450	2,000	4,550	0	4,550	364,000	a
27-Feb-14	20,000	20,000		0	0	0	0	a
17-Mar-14	25,000	2,868		22,132	18,253	3,879	1,475,467	a
2-Apr-14	32,500	25,660		6,840	11,491	(4,651)	558,367	a
21-Mar-14	30,000			30,000	20,316	9,684	2,400,000	a
14-Apr-14	35,000			35,000	14,743	20,257	2,800,000	a
5-May-14	50,000			50,000	20,556	29,444	3,636,364	a
21-May-14	35,000			35,000	15,588	19,412	2,545,455	a
2-Jun-14	27,500			27,500	12,898	14,602	2,156,863	a
23-Jun-14	27,500			27,500	14,220	13,280	1,833,333	a
1-Apr-14	25,000			25,000	0	25,000	2,000,000	b
1-May-14	25,000			25,000	163	24,837	2,000,000	b
1-Jun-14	25,000			25,000	5,229	19,771	2,000,000	b
1-Jul-14	25,000			25,000	17,033	7,967	2,000,000	b
1-Aug-14	25,000			25,000	15,196	9,804	2,000,000	b
1-Sep-14	25,000			25,000	4,739	20,261	2,000,000	b
7-Jul-14	37,500			37,500	20,270	17,230	2,500,000	a
14-Jul-14	25,000			25,000	14,402	10,598	1,960,784	a
22-Aug-14	27,500			27,500	21,441	6,059	2,200,000	a
26-Aug-14	10,000			10,000	9,289	711	800,000	a
26-Aug-14	10,000			10,000	9,289	711	800,000	a
8-Sep-14	10,000			10,000	8,281	1,719	800,000	a
15-Sep-14	20,000			20,000	18,558	1,442	1,454,545	a
15-Sep-14	10,000			10,000	9,682	318	800,000	a
19-Sep-14	10,000			10,000	9,765	235	800,000	a

Totals	1,368,500	660,378	29,500	737,622	295,013	442,609	56,513,178

Legend:
a- Note for cash
b- Note for consulting services

The following is a summary of  the notes issued for cash and issued for consulting services:

	Original Amount	Conversions through September 30, 2014	Accrued Original Issue Discount, if any	Gross Amount outstanding at September 30, 2014	Remaining Discount	Net Amount	Shares to be issued upon full conversion at September 30, 2014
Notes for Cash	853,500	405,978	29,500	477,022	252,653	224,369	35,665,178
Notes for Consulting Services	515,000	254,400	0	260,600	42,360	218,240	20,848,000
Totals	1,368,500	660,378	29,500	737,622	295,013	442,609	56,513,178

The Notes for cash are convertible into common stock under at discounts ranging from 40% to 50% of the appropriate pricing mechanism.

The Notes for consulting services are convertible at a 50% discount to the low closing bid for the prior twenty or thirty days prior to the date of conversion

(C) Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows

Investor	Amount	Interest Rate
Golden State Equity Investors	$350,000	7.5%
St. George Investments, LLC	$415,000	7.75%
Bullivant Houser Bailey LLP	$219,008	-0-

During the Fiscal fourth quarter, $2,500 of the Bullivant Houser Bailer LLP Note was retired.  Therefore, the remaining balance at September 30, 2014 is $981,508

All of the notes are currently past due and are payable on demand

 (D) Debt Issue Costs

Deferred Issue costs relate to additional expenses associated with a financing that are amortized into expense over the length of the instrument.  As of September 30, 2014, the value of these Deferred issue costs is $20,288 as follows:

	Original Balance	Issue Date	Maturity Date	Total Days	Days Remaining as of September 30, 2014	Percentage of Days as of September 30, 2014	Unamortized Balance

	$2,500	2-Apr-14	7-Jan-15	280	99	35%	$884
	$7,375	5-May-14	30-Apr-15	360	212	59%	$4,343
	$5,500	21-May-14	14-Jan-15	238	106	45%	$2,450
	$2,500	2-Jun-14	14-Jan-15	226	106	47%	$1,173
	$2,500	23-Jun-14	14-Jan-15	205	106	52%	$1,293
	$12,500	7-Jul-14	8-Jan-15	185	100	54%	$6,757
	$2,500	14-Jul-14	14-Jan-15	184	106	58%	$1,440
	$2,500	22-Aug-14	15-Feb-15	177	138	78%	$1,949
Total	$37,875						$20,288

(D)	Debt Discount

During the years ended 2014 and 2013, the Company recorded debt discounts totaling $804,375 and $243,500, respectively.
During the years ended 2014 and 2013, the Company amortized debt discounts totaling $148,603 and $151,591, respectively.

Note 8 – Stockholders’ Equity (Deficit)

(A) Common Stock

Stock Issued in 2014

The Company issued 8,910,823 (on a split-adjusted basis) shares of common stock during the year as follows:

Shares issued for conversion of debt accrued interest and related expenses associated with conversions	7,867,943

Shares issued to Management for compensation	402,880

Shares issued for settlement of a previously unrecorded liability for equipment purchase	120,000

Shares issued for consulting services	200,000

Sales of common shares	320,000

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

On August 1, 2006, the Company issued 15,000,000 shares of common stock for $15,000 ($0.0001/share) to directors and officers of the Company.

(B) Stock Warrants

The following is a summary of the Company’s warrants that are outstanding and exercisable at September 30, 2013 and 2012:

	Warrants	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life in Years	Intrinsic Value
Balance – September 30, 2012	1,074,000		$0.30	.27	8,560
Granted		$
Forfeited/Cancelled	(1,074,000)		$.30
Exercised	-		-
Balance – September 30, 2013 - outstanding	-		$--	-	$-
Balance – September 30, 2013 - exercisable	-0-		$-	-	$-

There are no warrants outstanding at September 30, 2014.

(C) Preferred Stock

On June 21, 2013 (“Grant Date”), the Company granted One hundred million (100,000,000) shares of Series A Preferred stock (the “Series A”), with a par value of $.001. Fifty million (50,000,000) of the Series A were issued to Frank Neukomm, its Chief Executive Officer, and Robert Farr, its Chief Operating Officer.  The shares are convertible into common stock on a 1:250 basis and do not carry any dividend.  On the Grant Date, the price of the company’s common stock was $.7775, $.0031, pre-split.  As such, the Company recorded $310,000 of compensation expense under General and Administrative Expenses.

On April 26, 2014, the Company issued one share of Series B Preferred Stock for the Hydra Fuel Cell Acquisition. with a par value of $.001 to American Security Research Corporation.  The share is convertible into common stock equivalent to 50.1% ownership of the common stock of the Company.

Note 9 – Commitments and Contingencies

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

Rent expense for the years ended September 30, 2014 and 2013 was $3,283 and $-0-, respectively.

Rent Expense commenced with the Hydra acquistion

Note 10 – Derivative Liabilities

The Company identified conversion features embedded within all convertible debt issued. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2013	$1,337,315
Fair value at the commitment date for convertible notes issued	2,685,435
Fair value mark to market adjustment	(3,509,298)
Derivative liability on retirement of debt	19,157
Derivative liability balance at September 30, 2014	$442,609

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	173%
Expected term: conversion feature	4 years	3.40 years
Risk free interest rate	1.73%	0.42%

Note 11 – Other Related Party Transactions

The Company incurred contracted service fees to its Chief Executive Officer of $36,000 and $-0- for the years ended September 30, 2014 and 2013, respectively.  These expenses are recorded as General and Administrative services.

 The Company incurred contracted service fees to its Chief Operating Officer of $31,200 and $-0- for the years ended September 30, 2014 and 2013, respectively.  These expenses are recorded as General and Administrative services.

Note 12 – Income Taxes

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $1,089,000 at September 30, 2014, expiring through 2031. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset and significant deferred tax assets at September 30, 2011, are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carryforward	$(2,900,000)	$(1,754,000)
Total deferred tax assets	2,900,000	1,754,000
Less: Valuation allowance	(2,900,000)	(1,754,000)
Net deferred tax assets recorded	$-	$-

The valuation allowance at September 30, 2014 was approximately $2,900,000. The net change in valuation allowance during the year ended September 30, 2014 was an increase of approximately $1,146,600.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2014.

The actual tax benefit differs from the expected tax benefit for the periods ended September 30, 2014 and 2013 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes), as follows:

	2014	2013
Expected tax expense (benefit) – Federal	$(2,653,000)	$(1,613,400)
Non-deductible stock compensation	1,786,000	-
Derivative liability	913,000	673,400
Change in valuation allowance	(1,193,000)	940,000
Actual tax expense (benefit)	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2014	$1,146,000	2034
2013	$837,000	2033
2012	$113,000	2032
Prior-2012	$804,000	2031
Total	$2,900,000

Note 13.  Operating Segments

The Company operates in two operating segments which are consistent with its internal organization. The major segments are fuel cell technology and contract research and laboratory services.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent costs associated with the financings, including interest expense (including amortization of debt discounts), loss on conversion of debt and incursion of derivative liabilities and the resultant mark to mark activity and executive compensation costs.  Such costs have not been allocated from the parent to the subsidiaries.

	Fiscal Year Ended September 30, 2014
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total
Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				-
Selling General and Administrative Expenses	33,485	$34,132	$5,980,267	6,047,884
Issuance of Common Stock to settle a prior liability		$117,000		117,000

Total Operating Expenses	33,485	151,132	5,980,267	6,164,884

Operating Income (Loss)	(33,485)	(151,132)	19,789	(164,828)

Other Income (Expense)	3,439,472	-	-	3,439,472
Interest expense	-	-	(312,873)	(163,263)

Net loss	(33,485)	(151,132)	(7,619,023)	(7,803,640)

Total Assets	3,439,472	165,435	28,546	3,633,453

	Fiscal Year Ended September 30, 2013
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total
Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				-
Selling General and Administrative Expenses		$34,132	$726,920	761,052
Issuance of Common Stock to settle a prior liability	-	-	-	-

Total Operating Expenses	-	34,132	726,920	761,052

Operating Income (Loss)	-	(34,132)	(726,920)	(761,052)

Other Income (Expense)
Interest expense	-	-	(235,661)	(235,661)

Net loss	-	(34,132)	(2,387,013)	(2,421,145)

Total Assets	-	199,567	19,177	218,744

Note 14 – Subsequent Events

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

After the Balance sheet date, the company issued the following debt:
On October 1, 2014, the Company issued $25,000 in a convertible promissory note to a consultant.
On November 1, 2014, the Company issued $25,000 in a convertible promissory note to a consultant.
On December 1, 2014, the Company issued $25,000 in a convertible promissory note to a consultant.
On Janaury 1, 2015, the Company issued $25,000 in a convertible promissory note to a consultant.

(B)	Reverse stock split and change in Ticker Symbol

 Effective January 12, 2015, there was  a reverse stock split of our outstanding common stock on the basis of one for one two hundred fifty (1:250).

The new symbol is be HFCOD. The “D” will be removed in 20 business days and the symbol will revert  to HFCO.

(C)	Issuance of Common Stock

 Subsequent to the balance sheet date, the Company issued 1,136,920 shares for the conversion of $15,641 in debt and related expenses.