Form 10-Q
period 2014-12-31
Hydrogen Future Corp
filed 2015-02-10
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

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

As of February 10, 2015, there were 12,397,239 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	September 30,	September 30,
	2014	2014
	(unaudited)
Assets

Current assets
Cash	$2,825	$31,033
Inventory	2,031	712
Total current assets	4,856	31,745

Non-current assets
Property and equipment - net	174,119	181,259
Note Receivable	47,005	47,005
Debt issue costs - net	4,550	20,288
Goodwill	3,353,156	3,353,156
Total Non-Current Assets	3,578,830	3,601,708

Total assets	$3,583,686	$3,633,453

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$156,985	$165,991
Accounts payable - related party	415,719	415,719
Accrued interest payable	401,919	379,092
Notes/Advances payable - related party	27,173	27,173
Derivative liability	620,097	243,809
Convertible debt - net	667,751	442,609
Non-convertible debt from Hydra Acquistion	981,508	981,508
Total current liabilities	3,271,152	2,655,901

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding at December 31, 2014 and September 30, 2014	100,000	100,000
Preferred stock,Series B, $0.001 par value, 1 share authorized; 1 share and 0 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized; 9,941,728 and 8,911,263 issued and outstanding at December 31, 2014 and September 30, 2014, respectively	9,942	8,912
Additional paid-in capital	13,863,758	13,832,548
Deficit accumulated during the development stage	(13,661,672)	(12,964,414)
Accumulated other comprehensive income	505	505
Total S+C15tockholders' Equity	312,534	977,551

Total liabilities and stockholders' (deficit)	$3,583,686	$3,633,452

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended December 31		June 21, 2006 (inception) through December 30,
	2014	2013	2014

Expenses
General and Administrative Expenses	$117,231	$229,986	$8,769,057
Issuance of Common Stock to settle a prior liability	-	-	117,000
Impairment of software	-	-	1,035,027
Total	117,231	229,986	9,921,084

Other Income/(Expense)
Interest expense	(185,844)	(103,510)	(1,029,881)
Derivative expense	(81,651)	(1,052,177)	(4,334,976)
Change in fair value of derivative liability	(295,968)	2,340,552	3,956,869
Loss on Retirement of Debt	(16,564)	(174,263)	(2,368,671)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(580,027)	1,010,602	(3,740,588)

Net Income (Loss)	$(697,258)	$780,617	$(13,661,672)

Net loss per common share - basic	$(0.08)	$385.98

Net loss per common share - diluted	$(0.07)	$276.58

Weighted average number of common shares outstanding during the period/year - basic	8,943,450	2,022

Weighted average number of common shares outstanding during the period/year - diluted	9,343,450	2,822

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to December 31, 2014
(Unaudited)

	Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Proceeds from the Issuance of founders stock- ($62.50/share)	80	$0	-	$-	-	$-	5,000	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($62.50/share)	120	0	-	-	-	-	15,000	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	200	0	-	-	-	-	20,000	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($500/share)	164	0	-	-	-	-	82,000	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	364	0	-	-	-	-	102,000	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	364	0	-	-	-	-	102,000	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	364	0	-	-	-	-	102,000	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($81,250/share)	2	0	-	-	-	-	162,500	-	-	162,500

Common stock issued to acquire software ($110,000/share)	13	0	-	-	-	-	1,380,876	-	-	1,380,876

Proceeds from the Issuance of common stock- ($100,000/share)	2	0	-	-	-	-	200,000	-	-	200,000

Common stock issued for consulting services ($100,000/share)	0	0	-	-	-	-	16,000	-	-	16,000

Common stock issued for consulting services ($112,500/share)	1	0	-	-	-	-	135,000	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	382	0	-	-	-	-	1,996,376	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($40,000/share)	3	0	-	-	-	-	99,999	-	-	100,000

Proceeds from the Issuance of common stock- ($25,000/share)	1	0	-	-	-	-	15,000	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($2,789/share)	9	0	-	-	-	-	24,990	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	394	0	-	-	-	-	2,190,388	(3,433,273)	6,155	(1,236,729)

Share Rescission	(22)	(0)					(89,936)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	372	0	-	-	-	-	2,100,452	(2,738,994)	505	(638,037)

Share Issuance upon default of debt- ($488/share)	120	0	-	-	-	-	58,500	-	-	58,500

Issuance of Shares to Officers for Compensation- ($400/share)	256	0	-	-	-	-	102,596	-		102,596

Shares issuance upon conversion of debt- ($4,988/share)	48	0	-	-	-	-	237,575	-	-	237,575

Common stock issued upon conversion of insider debt	3	0	-	-	-	-	(0)	-	-	0

Shares issued for consulting services- ($388/share)	1	0	-	-	-	-	452	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	-	-	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	800	1	100,000,000	100,000	-	0	2,709,575	(5,160,139)	505	(2,350,058)

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses	7,867,943	7,868	-	-	-	-	3,616,231	-	-	3,624,098

Shares issued to Management for Compensation on December 26, 2013 at $.065	2,880	3	-	-	-	-	44,997	-	-	45,000

Shares issued to Management for Compensation on January 27, 2014 at $.0521	400,000	400	-	-	-	-	5,209,600	-	-	5,210,000

Shares issued in settlement for prior unrecorded obligation for equipment purchase	120,000	120	-	-	-	-	116,880			117,000

Shares issued for consulting services	200,000	200					39,800			40,000

Debt Issue Costs							37,875			37,875

Sale of common shares	320,000	320					7,670			7,990

Issuance of 1 shares of Preferred Stock, Series B to American Security Research Company			-	-	1	-	2,049,920			2,049,920

Net loss for the year ended September 30, 2014	-	-	-	-	-	-	-	(7,804,274)	-	(7,804,274)

Balance- September 30, 2014	8,911,623	8,912	100,000,000	$100,000	1	-	13,832,548	(12,964,414)	505	977,551

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses	1,030,061	1,030	-	-	-	-	31,211			32,241

Fractional shares issued in accordance with reverse split	44	-	-	-	-	-	-	-	-	-

Net loss for the period ended December 31, 2014			-	-	-	-		(697,258)		(697,258)

	9,941,728	$9,942	100,000,000	$100,000	1	$-	$13,863,758	$(13,661,672)	$505	$312,533

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended December 31,		June 21, 2006 (Inception) to December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(697,258)	$780,617	$(13,661,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based payments	-	-	5,907,549
Impairment of Software		-	1,035,027
Derivative expense	81,651	1,052,177	4,334,976
Depreciation	9,945	8,533	479,159
Amortization of debt issue cost	15,738	3,578	84,226
Amortization of debt discount	152,780	81,462	735,685
Amortization of Original Issue Discount	2,107	899	38,250
Change in fair value of derivative liabilities	295,968	(2,340,582)	(3,956,869)
Accrued interest on Retired debt	8,131	2,875	44,206
Fees on debt conversions	1,470	174,263	21,614
Common Stock tobe Issued	-	45,000
Loss on Retirement of Debt	16,564	-	2,368,670
Loss on Issuance of Common Stock to settle a prior liability	-	-	117,000
Issuance of Common stock for consulting agreements	-	-	48,000
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	-	-
(Increase) decrease in Inventory	(1,319)		(2,031)
Increase (decrease) in accounts payable and accrued expense	(9,006)	-	156,985
Increase in accounts payable - related party		-	415,719
Increase in working capital from acquisition		-	(319,630)
Increase in accrued interest	22,826	21,149	401,919
Net cash provided by (used in) operating activities	(100,403)	(170,000)	(1,751,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable Acquired in Acquistion			(47,005)
Cash acquired in Acquisition			402
Purchase of property and equipment	(2,805)		(307,428)
Net cash used in investing activities	(2,805)	-	(354,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-	-	31,586
Proceeds from convertible notes payable	-	95,000	873,178
Notes Issued for Professional services	75,000	75,000	643,727
Repayment of related party notes/advances	-	-	(968)
Cash paid as debt offering costs	-	-	(24,000)
Proceeds from issuance of common stock		-	587,490
Net cash provided by financing activities	75,000	170,000	2,111,013

Net (Decrease) in Cash	(28,208)	0	5,766
Effect of Exchange Rates on Cash			(2,941)

Cash - Beginning of Period/Year	31,033	(0)	-

Cash - End of Period/Year	$2,825	$0	$2,825

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$4,745	$-	855,322
Common stock issued to acquire software	$-	$-	1,380,876
Notes payable acquired in acquisition			984,008
Preferred stock issued to officers			310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$75,000	$170,000	1,122,875
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount		$-	27,122
Debt issue costs - warrants	$-	$-	26,901

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of September 30, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended September 30, 2014 and 2013.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended September 30, 2014 and 2013.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended December 31, 2014 are not necessarily indicative of results for the full fiscal year.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. This part of the Company is currently inactive, and we are concentrating on our fuel cell operation.  We strongly suggest you read our 8-K filed April 28, 2014 about the Hydra acquisition and our form 10-K for the year ended September 30, 2013 filed on January 21, 2015 in addition to this filing to better understand the Company’s new direction. Both filings were with the Securities and Exchange Commission and can be found at www.SEC.gov.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
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

Such estimates for the periods ended December 31, 2014 and 2013, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2014 and September 30, 2014, the Company had no cash equivalents.

At December 31, 2014, the Company had $2,825  in cash.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2014 and September 30, 2014, there were no balances that exceeded the federally insured limit.

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
December 31, 2014
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

Debt Issue Costs and Debt Discount

The Company paid debt issue costs, and recorded debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt. Debt issue costs are included in general and administrative expense and debt discount amortization is included in interest expense.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is expensed into interest expense pro-rata over the term of the Note, and upon maturity, the back value of the Note shall equal the proceeds due.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense. During the three months ended December 31, 2014, there were no payments of this kind.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
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

The Company had the following potential common stock equivalents at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014

Warrants	63	63
Convertible debt (1)	9,931,803	9,931,803
Total common stock equivalents	9,931,864	9,931,864

(1)
The Company has identified ten debt holders who cannot exceed ownership in the Company by 9.99%.  The investor is limited to 993,180 shares on a fully diluted basis, which is the Company’s maximum exposure at the balance sheet date.

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
December 31, 2014
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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $697,258 for the three months ended December 31, 2014, and utilized $100,403 in cash for operations. The Company also has a working capital deficit of $3,266,296 and a deficit accumulated during the development stage of $13,661,672 at December 31, 2014. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
December 31, 2014
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

At December 31, 2014, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the three months ended December 31, 2014.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	December 31, 2014	September 30, 2014
Level 1	$-	$-
Level 2 – Derivative Liability	620,097	243,809
Level 3	-	-
Total	$620,097	$243,809

Note 5 Receivables

(A) Note Receivables- Non-current

On the closing of the purchase of Hydra, the Company paid on behalf of the seller ,American Security Research Company,  to the State of Nevada $47,005 to execute the transfer.  This expense will ultimate be borne by the seller and the Company has recorded a receivable to reflect this.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

As of December 31,	2014	2013	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Technical equipment (3)	15,824	15,824	5
Office equipment	40,141	37,336	5
	1,688,348	1,685,543

Less: Accumulated depreciation	(478,640)	(468,695)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment – net	$174,119	181,259

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

Assets acquired:
Cash	$402
Other receivables	3,529
Total	$3,931
Liabilities acquired:
Promissory note payable	$984,008
Accrued interest payable	235,972
Other current liabilities	87,187
Additional paid-in capital	2,049,920
Total	$3,357,087
Goodwill	$3,353,156

The Company tests goodwill for impairment on a quarterly basis.  At December 31, 2014, the company determined that there was no impairment.

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

(B) Convertible debt-net

The following is a summary of the Company's outstandning convertible debt as of December 31, 2014:

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

Summary of Notes Issued
(as of December 31, 2014)

Date of Issuance	Original Amount	Conversions through December 31, 2014	Accrued Original Issue Discount, if any	Gross Amount outstanding at December 31, 2014	Remaining Discount	Net Amount	Shares to be issued upon full conversion at September 30, 2014	Type of Note

2-Apr-13	5,000			5,000	0	5,000	400,000	a
31-May-13	5,500			5,500	1,138	4,362	440,000	a
31-May-13	5,500			5,500	0	5,500	440,000	a
23-Feb-11	300,000	300,000		0	0	0	0	a
1-Oct-12	165,000	165,000		0	0	0	0	b
1-Aug-13	25,000	14,400		10,600	0	10,600	848,000	b
1-Sep-13	25,000	25,000		0	0	0	0	b
1-Oct-13	25,000	25,000		0	0	0	0	b
1-Nov-13	25,000			25,000	0	25,000	2,000,000	b
1-Dec-13	25,000			25,000	0	25,000	2,000,000	b
1-Jan-14	25,000			25,000	0	25,000	2,000,000	b
1-Feb-14	25,000	25,000		0	0	0	0	b
1-Mar-14	25,000			25,000	0	25,000	2,000,000	b
1-Aug-13	12,500	40,000	27,500	0	0	0	0	a
27-Aug-13	12,500		1,250	13,750	0	13,750	916,667	a
10-Oct-13	15,000		1,500	16,500	0	16,500	1,000,000	a
19-Nov-13	10,000		1,000	11,000	0	11,000	733,333	a
27-Sep-13	25,000			25,000	0	25,000	2,000,000	a
13-Dec-13	20,000	8,725		8,530	0	8,530	682,410	a
27-Feb-14	20,000	20,000		0	0	0	0	a
17-Mar-14	25,000	7,613	990	23,122	15,103	8,019	1,849,738	a
2-Apr-14	32,500	25,660	5,000	11,840	273	11,567	741,715	a
21-Mar-14	30,000			21,275	0	21,275	1,702,000	a
14-Apr-14	35,000			35,000	3,716	31,284	2,800,000	a
5-May-14	50,000			50,000	16,667	33,333	2,904,444	a
21-May-14	35,000			35,000	2,059	32,941	2,033,111	a
2-Jun-14	27,500			27,500	1,704	25,796	1,722,734	a
23-Jun-14	27,500			27,500	1,878	25,622	1,833,333	a
1-Apr-14	25,000			25,000	0	25,000	2,000,000	b
1-May-14	25,000			25,000	0	25,000	2,000,000	b
1-Jun-14	25,000			25,000	0	25,000	2,000,000	b
1-Jul-14	25,000			25,000	0	25,000	2,000,000	b
1-Aug-14	25,000			25,000	163	24,837	2,000,000	b
1-Sep-14	25,000			25,000	5,229	19,771	2,000,000	b
7-Jul-14	37,500			37,500	1,622	35,878	1,996,805	a
14-Jul-14	25,000			25,000	1,902	23,098	1,566,122	a
22-Aug-14	27,500			27,500	7,147	20,353	2,200,000	a
26-Aug-14	10,000			10,000	7,419	2,581	800,000	a
26-Aug-14	10,000			10,000	7,419	2,581	800,000	a
8-Sep-14	10,000			10,000	1,094	8,906	800,000	a
15-Sep-14	20,000			20,000	9,712	10,288	1,161,778	a
15-Sep-14	10,000			10,000	7,733	2,267	800,000	a
19-Sep-14	10,000			10,000	7,799	2,201	800,000	a
1-Oct-14	25,000			25,000	12,500	12,500	2,000,000	b
1-Nov-14	25,000			25,000	16,713	8,287	2,000,000	b
1-Dec-14	25,000			25,000	20,879	4,121	2,000,000	b

Totals	1,443,500	656,398	37,240	817,617	149,866	667,751	59,972,190

Legend:
a- Note for cash
b- Note for consulting services

The following is a summary of the notes issued for cash and issued for consulting services:

	Original Amount	Conversions through December 31, 2014	Accrued Original Issue Discount, if any	Gross Amount outstanding at December 31, 2014	Remaining Discount	Net Amount	Shares to be issued upon full conversion at September 30, 2014

Notes for Cash	853,500	401,998	37,240	482,017	94,382	387,635	33,124,190
Notes for Consulting Services	590,000	254,400	0	335,600	55,484	280,116	26,848,000

Totals	1,443,500	656,398	37,240	817,617	149,866	667,751	59,972,190

(C) Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows

Investor	Amount	Interest Rate
Golden State Equity Investors	$350,000	7.5%
St. George Investments, LLC	$415,000	7.75%
Bullivant Houser Bailey LLP	$219,008	-0-

During the Fiscal fourth quarter, $2,500 of the Bullivant Houser Bailer LLP Note was retired.  Therefore, the remaining balance at September 30, 2014 is $981,508

All of the notes are currently past due and are payable on demand

 (D) Debt Issue Costs

Deferred Issue costs relate to additional expenses associated with a financing that are amortized into expense over the length of the instrument.  As of December 31, 2014, the value of these debt issue costs is $4,550 as follows:

	Original Balance	Issue Date	Maturity Date	Total Days	Days Remaining as of December 31, 2014	Percentage of Days as of December 31, 2014	Unamortized Balance

	$2,500	2-Apr-14	7-Jan-15	280	7	3%	$63
	$7,375	5-May-14	30-Apr-15	360	120	33%	$2,458
	$5,500	21-May-14	14-Jan-15	238	14	6%	$324
	$2,500	2-Jun-14	14-Jan-15	226	14	6%	$155
	$2,500	23-Jun-14	14-Jan-15	205	14	7%	$171
	$12,500	7-Jul-14	8-Jan-15	185	8	4%	$541
	$2,500	14-Jul-14	14-Jan-15	184	14	8%	$190
	$2,500	22-Aug-14	15-Feb-15	177	46	26%	$650
Total	$37,875						$4,550

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

(E) Debt Discount

During the three months ended December 31, 2014 and 2013 , the company recorded debt discounts of $75,000 and $170,000 respectively

The debt discount pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the three months ended December 31, 2014, the Company amortized $152,780  in debt discount.

Note 9 Stockholders’ Equity

(A) Common Stock

Stock Issued in Three months ended December 31, 2014

During the three months ended December 31, 2014, the Company issued 1,030,061 shares of common stock for the conversion of $4,745 of debt and $8,131 of accrued interest.

Stock Issued in Fiscal year ended September 30, 2014

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

(B) Stock Warrants

All warrants issued by the Company have expired or were cancelled except for those issued to John Fife, which are discussed in Note 7 (B).  After adjustment for the split, Mr. Fife owned 63 warrants which are convertible at $25,000 per share.  These warrants expire on February 15, 2015.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2014
Derivative liability Fair value at the commitment date for convertible notes issued	$243,809
Fair value mark to market adjustment – December 31, 2014	295,968
Derivative liability associated with new issuances through June 30, 2012	81,651
Elimination of derivative liability upon conversion of debt	(1,331)

Derivative liability balance at December 31, 2014	$620,097

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $81,651 for the three months ended December 31, 2014.

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2014 and December 31, 2014	$415,719

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
December 31, 2014
(Unaudited)

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended December 31, 2014
	Alternative Energy	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				-
Selling General and Administrative Expenses	8,268	$8,533	$100,430	117,231

Total Operating Expenses	8,268	8,533	100,430	117,231

Operating Income (Loss)	(8,268)	(8,533)	(148,027)	(164,828)

Other Income (Expense)
Interest expense	-	-	(185,844)	(163,263)

Net loss	(8,268)	(8,533)	(680,457)	(697,258)

Total Assets	3,402,192	171,314	10,180	3,583,686

	Three Months Ended December 31, 2013
	Alternative Energy	Contracted Research and Laboratory Services	Corporate Overhead	Total
Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				-
Selling General and Administrative Expenses		$8,533	$221,453	229,986

Total Operating Expenses	-	8,533	221,453	229,986

Operating Income (Loss)	-	(8,533)	(221,453)	(229,986)

Other Income (Expense)
Interest expense	-	-	(103,510)	(103,510)

Net income (loss)	-	(8,533)	789,150	780,617

Total Assets	-	191,034	15,600	206,634

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

Our authorized shares were also reverse split and there are now 40,000,000 common shares authorized.

The new symbol is HFCOD. The "D" will be removed in 20 business days and the symbol will revert to HFCO.

Issuance of Convertible Debt

From the Balance Sheet date until the date of this report, the Company issued the following convertible debt securities

On January 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of July 1, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On February 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of August 1, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note

Issuance of Common stock

Subsequent to the Balance Sheet, the Company issued the following shares:

16 shares for fractional issuances pursuant to the reverse split

2,455,495 shares for the conversion of $7,341 of convertible debt, $685 of accrued interest and $-0- of associated fees.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. This part of the Company is currently inactive, and we are concentrating on our fuel cell operation.  We strongly suggest you read our 8-K filed April 28, 2014 about the Hydra acquisition and our form 10-K for the year ended September 30, 2013 filed on January 21, 2015 in addition to this filing to better understand the Company’s new direction. Both filings were with the Securities and Exchange Commission and can be found at www.SEC.gov.

Management's Discussion and Analysis of Results of Operations

Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Our results of operations are summarized below:

	Quarter Ended December 31, 2014 ($)	Quarter Ended December 31, 2013 ($)
Revenue	-0-	-0-
Expenses	(117,231)	(229,986)
Other Income (Expenses)	(580,027)	1,010,603
Net Income (Loss)	(697,258)	780,617
Income (Loss) Per Share-Basic	(.08)	385.98
Income (Loss) Per Share- Fully diluted	(.07)	276.58

During the three months ended December 31, 2014, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended December 31, 2014 and 2013 can be summarized as follows:

	For the Three Months Ended December 31,
	2014 ($)	2013 ($)	Difference ($)
Consulting Fees	75,000	75,000	-0-
Other General and administrative expenses	42,231	154,986	(110,455)

Our net loss for the three month period ended December 31, 2014 was ($580,027), compared to a net income of $1,010,603 for the three month period ended December 31, 2014, an increased loss of $1,590,630.

During the three month period ended December 31, 2014, we incurred operating expenses (and respective net operating losses) of $117,231, compared to operating expenses of $229,986 incurred during the three month period ended June 30, 2013, an increase of  $125,627.  The operating expenses incurred during the three month period ended December 31, 2014 and 2013 consisted of (i) $75,000 and $75,000 in fees paid to consultants; and (ii) $42,231 and $154,986 in other general and administrative expenses

Consulting fees were flat due to the quarterly accrual for consulting services, which existed in the same quarter as last year.   Other General and administrative expenses decreased by $110,455.  $45,000 of the decrease was due to the issuance of $45,000 in common stock to our management team  in December 2013.  The remaining increase was due to greater operating  expenses at the parent company level of $73,723 (mostly for professional fees) partially offset by the operating expenses of the Hydra Fuel Cell subsidiary of $8,268 which did not exist in the same quarter of the prior fiscal year.

Other income/(expense) incurred during the three month periods ended December 31, 2014 and June 30, 2013 was as follows:

	2014 ($)	2013 ($)	Difference ($)
Interest Expense	(185,844)	(103,510)	(82,334)
Derivative Expense	(81,651)	(1,052,177)	970,526
Change in the Fair Value of Derivative liabilities	(295,968)	2,340,552	(2,636,520)
Loss on Retirement of Debt	(16,564)	(174,263)	157,699

During the three month period ended December 31, 2014, we incurred other income/(expense) of $(580,027), compared to other income  of $1,010,603 incurred during the three month period ended December 31, 2013, an increased expense of  $1,590,630.  Other income/(expense)incurred during the three month period ended December 31, 2014 and 2013 consisted of (i) $(185,844) and $(103,510), respectively of Interest expense; (ii) $(81,651) and $(1,052,177) in derivative expense; (iii) $(259,968) and $2,340,552 ,respectively in Change in the Fair Value of Derivative liabilities, and (iv) $(16,564) and $(174,263)  in Loss on Retirement of Debt .

Interest expense increased $82,334 due principally to increased amortization of debt discounts of $71,318.  Derivative expense decreased $970,526 due to the reduced  issuance of debt during the quarter ended December 31, 2014 then the same quarter in the prior year.  Change in the Fair Value of Derivative liabilities decreased $2,636,520 due to decreased stock price volatility partially offset greater outstanding debt levels.  Loss on Retirement of Debt decreased $157,699 due to fewer debt conversions than in the same quarter of the prior year.

Therefore, our basic net loss and net loss per share during the three month period ended December 31, 2014, was ($697,258) or ($0.08) per share, compared to net income of $780,617 or $385.98 per basic share during the three month period ended December 31, 2013.  The weighted average number of basic shares outstanding was 8,943,450 for the three month period ended December 31, 2014, compared to 2,022 for the three month period ended December 31, 2013. Our fully diluted net income (loss) per share was ($.07) and $276.58 for the three months ended December 31, 2014 and 2013, respectively. The weighted average number of fully-diluted shares outstanding was 9,343,450 for the three month period ended December 31, 2014, compared to 2,822 for the three month period ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, our current assets were $4,856 and our current liabilities were $3,271,152, which resulted in a working capital deficiency of $3,266,296.  As of December 31, 2014, current assets were comprised of: (i) $2,825 in cash; and (ii) $2,031 in receivables. As of December 31, 2014, current liabilities were comprised of: (i) $156,985 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $401,919 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) a derivative liability of $620,097 resulting from convertible notes payable and (vii) $667,751 in convertible debt (net of $149,866 of discount), and (vii) non-convertible debt of $981,508.

As of December 31, 2014, our total assets of $3,583,686 were comprised of: (i) $4,856 in current assets; (ii) $174,119 in property and equipment (net of $478,640 of depreciation); (iii) $47,005 in Notes Receivable; (iv) $4,550 in debt issue costs and (v) Goodwill of $3,353,156.  As of December 31, 2014, our total liabilities of $3,271,152 were comprised of current liabilities of the same amount.

Stockholders’ Equity decreased $665,017 from $977,551 as of September 30, 2014 to $312,534 as of December 31, 2014.  The change in Stockholder’s deficit was comprised of (i) issuances of shares for conversion of debt totaling $32,241 and (ii) net loss of $7,968,659.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the three months ended December 31, 2014, net cash flows provided by operations was $(100,403). Net cash flows used in operating activities for the three months ended December 31, 2014 consisted of  (i) net loss of $(697,258),  (ii) the change in the fair value of the derivative liability of $295,968 (iii) derivative expense of $81,651; (iv) loss on retirement of debt of $16,564; (v) $152,780 in amortization of debt discount; (vi)  depreciation expense of $9,945 and (vii)  amortization expense of deferred financing costs of $15,738. Net cash flows used by operating activities were further changed by changes in working capital accounts related, of $12,501.

Cash Flows from Investing Activities

For the three months ended December 31, 2014, net cash flows provided by investing activities was $(2,805)  due to purchases of property, plant and equipment at our Hydra subsidiary.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For thethree months ended December 31, 2014, net cash flows provided from financing activities was $75,000 from the issuance of notes.

We anticipate that we will meet our ongoing cash requirements by selling our equity securities or through shareholder loans.  Our management has changed our business focus to the acquisition of operating assets and we estimate that our expenses over the next 12 months will be approximately $800,000 for our new venture in fuel cell technology.

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments other than as described below.

Convertible Debt

Please see Note 8 above for a discussion of our outstanding indebtedness.

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

Such estimates for the quarter ended December 31, 2014 and 2013, and assumptions affect, among others, the following:

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount (“OID”).  An OID is the difference between the original cash proceeds and the amount of the note upon maturity. The Note is originally recorded for the proceeds received. The OID is expensed into interest expense pro-rata over the term of the Note, and upon maturity, the book value of the Note shall equal the proceeds due.

Share-based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. During the three months ended December 31, 2014, there were no payments of this kind.

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

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the SEC on January 21, 2015.

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

HYDROGEN FUTURE CORP.

Dated: February 10, 2015	By:	/s/ Frank Neukomm
Name: Frank Neukomm
Title: Chief Executive Officer (Principal Executive Officer)