Form 10-Q
period 2015-03-31
Hydrogen Future Corp
filed 2015-05-13
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 13, 2015, there were 674,553,006 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	March 31,	September 30,
	2015	2014
	(unaudited)
Assets

Current assets
Cash	$9,810	$31,033
Inventory	2,031	712
Total current assets	11,841	31,745

Non-current assets
Property and equipment - net	164,173	181,259
Note Receivable	47,005	47,005
Debt issue costs - net	1,020	20,288
Goodwill	3,353,156	3,353,156
Total Non-Current Assets	3,565,354	3,601,708

Total assets	$3,577,195	$3,633,453

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$156,985	$165,991
Accounts payable - former Officer	415,719	415,719
Accrued interest payable	410,133	379,092
Notes/Advances payable - related party	27,173	27,173
Derivative liability	1,989,528	243,809
Convertible debt - net	733,793	442,609
Non-convertible debt from Hydra Acquistion	981,508	981,508
Total current liabilities	4,714,840	2,655,901

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding at March 31, 2015 and September 30, 2014	100,000	100,000
Preferred stock,Series B, $0.001 par value, 1 share authorized; 1 share and 0 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 234,657,616 and 8,911,263 issued and outstanding at March 31, 2015 and September 30, 2014, respectively	234,658	8,912
Additional paid-in capital	13,834,427	13,832,548
Deficit accumulated during the development stage	(15,307,235)	(12,964,414)
Accumulated other comprehensive income	505	505
Total Stockholders' Equity	(1,137,645)	977,552

Total liabilities and stockholders' (deficit)	$3,577,195	$3,633,453

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31		June 21, 2006 (inception) through
	2015	2014	March 31, 2015

Expenses
General and Administrative Expenses	$134,175	$5,349,454	$8,903,232
Issuance of Common Stock to settle a prior liability	-	-	117,000
Impairment of software	-	-	1,035,027
Total	134,175	5,349,454	10,055,256

Other Income/(Expense)
Interest expense	(156,055)	(176,507)	(1,185,936)
Derivative expense	(159,390)	(1,067,424)	(4,494,367)
Change in fair value of derivative liability	(1,127,383)	917,897	2,829,486
Loss on Retirement of Debt	(68,560)	(1,825,104)	(2,437,230)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(1,511,388)	(2,151,139)	(5,251,976)

Net Income (Loss)	$(1,645,563)	$(7,500,593)	$(15,307,235)

Net loss per common share - basic	$(0.03)	$(18.31)

Net loss per common share - diluted	$(0.03)	$(9.26)

Weighted average number of common shares outstanding
during the period/year - basic	55,656,550	409,578

Weighted average number of common shares outstanding
during the period/year - diluted	56,056,550	809,578

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Six Months Ended March 31		June 21, 2006 (inception)
	2015	2014	through December 30, 2014

Expenses
General and Administrative Expenses	$251,406	$5,579,440	$8,903,232
Issuance of Common Stock to settle a prior liability	-	-	117,000
Impairment of software	-	-	1,035,027
Total	251,406	5,579,440	10,055,259

Other Income/(Expense)
Interest expense	(341,899)	(280,017)	(1,185,936)
Derivative expense	(241,041)	(2,119,601)	(4,494,367)
Change in fair value of derivative liability	(1,423,351)	3,258,449	2,829,486
Loss on Retirement of Debt	(85,124)	(1,999,367)	(2,437,230)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(2,091,415)	(1,140,537)	(5,251,976)

Net Income (Loss)	$(2,342,821)	$(6,719,977)	$(15,307,235)

Net loss per common share - basic	$(0.07)	$(19.24)

Net loss per common share - diluted	$(0.07)	$(8.97)

Weighted average number of common shares outstanding
during the period/year - basic	32,043,335	349,183

Weighted average number of common shares outstanding
during the period/year - diluted	32,443,335	749,183

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to March 31, 2015
(Unaudited)

	Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Acquired During Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)

Proceeds from the Issuance of founders stock- ($62.50/share)	80	$0	-	$-	-	$-	5,000	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($62.50/share)	120	0	-	-	-	-	15,000	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	200	0	-	-	-	-	20,000	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($500/share)	164	0	-	-	-	-	82,000	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	364	0	-	-	-	-	102,000	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	364	0	-	-	-	-	102,000	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	364	0	-	-	-	-	102,000	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($81,250/share)	2	0	-	-	-	-	162,500	-	-	162,500

Common stock issued to acquire software ($110,000/share)	13	0	-	-	-	-	1,380,876	-	-	1,380,876

Proceeds from the Issuance of common stock- ($100,000/share)	2	0	-	-	-	-	200,000	-	-	200,000

Common stock issued for consulting services ($100,000/share)	0	0	-	-	-	-	16,000	-	-	16,000

Common stock issued for consulting services ($112,500/share)	1	0	-	-	-	-	135,000	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	382	0	-	-	-	-	1,996,376	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($40,000/share)	3	0	-	-	-	-	99,999	-	-	100,000

Proceeds from the Issuance of common stock- ($25,000/share)	1	0	-	-	-	-	15,000	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($2,789/share)	9	0	-	-	-	-	24,990	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	394	0	-	-	-	-	2,190,388	(3,433,273)	6,155	(1,236,729)

Share Rescission	(22)	(0)					(89,936)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	372	0	-	-	-	-	2,100,452	(2,738,994)	505	(638,037)

Share Issuance upon default of
debt- ($488/share)	120	0	-	-	-	-	58,500	-	-	58,500

Issuance of Shares to Officers for
Compensation- ($400/share)	256	0	-	-	-	-	102,596	-		102,596

Shares issuance upon conversion
of debt- ($4,988/share)	48	0	-	-	-	-	237,575	-	-	237,575

Common stock issued upon
conversion of insider debt	3	0	-	-	-	-	(0)	-	-	0

Shares issued for consulting
services- ($388/share)	1	0	-	-	-	-	452	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	-	-	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	800	1	100,000,000	100,000	-	0	2,709,575	(5,160,139)	505	(2,350,058)

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses	7,867,943	7,868	-	-	-	-	3,616,231	-	-	3,624,098

Shares issued to Management for Compensation on December 26, 2013 at $.065	2,880	3	-	-	-	-	44,997	-	-	45,000

Shares issued to Management for Compensation on January 27, 2014 at $.0521	400,000	400	-	-	-	-	5,209,600	-	-	5,210,000

Shares issued in settlement for prior unrecorded obligation for equipment purchase	120,000	120	-	-	-	-	116,880			117,000

Shares issued for consulting services	200,000	200					39,800			40,000

Debt Issue Costs							37,875			37,875

Sale of common shares	320,000	320					7,670			7,990

Issuance of 1 shares of Preferred Stock, Series B to American Security Research Company			-	-	1	-	2,049,920			2,049,920

Net loss for the year ended September 30, 2014
	-	-	-	-	-	-	-	(7,804,274)	-	(7,804,274)

Balance- September 30, 2014	8,911,623	8,912	100,000,000	$100,000	1	-	13,832,548	(12,964,414)	505	977,551

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses
	225,745,933	225,746	-	-	-	-	1,879			227,625

Issuance of fractional shares associated with the reverse split	60	0	-	-	-	-	-	-		0

Net loss for the six months ended March 31, 2015			-	-	-	-		(2,342,821)		(2,342,821)

	234,657,616	$234,658	100,000,000	$100,000	1	$-	$13,834,427	$(15,307,235)	$505	$(1,137,646)

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			June 21, 2006
	Six Months Ended March 31,		(Inception) to
	2015	2014	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,342,821)	$(6,719,976)	$(15,307,235)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	-	5,255,000	5,907,549
Impairment of Software		-	1,035,027
Derivative expense	241,041	2,119,601	4,494,367
Depreciation	19,890	17,066	489,104
Amortization of debt issue cost	19,768	7,156	88,256
Amortization of debt discount	279,356	225,023	862,261
Amortization of Original Issue Discount	(85)	17,250	36,058
Change in fair value of derivative liabilities	1,423,351	(3,258,449)	(2,829,486)
Accrued interest on Retired debt	31,587	-	67,661
Fees on debt conversions	10,154	9,375	30,299
Loss on Retirement of Debt	85,124	1,999,367	2,437,230
Loss on Issuance of Common Stock to settle a prior liability	-	-	117,000
Issuance of Common stock for consulting agreements	-	-	48,000
Changes in operating assets and liabilities:		-
(Increase) decrease in other receivables	-	-	-
(Increase) decrease in Inventory	(1,319)	-	(2,031)
Increase (decrease) in accounts payable and accrued expense	(9,006)	-	156,985
Increase in accounts payable - related party	-	-	415,719
Increase in working capital from acquisition	-	-	(319,630)
Increase in accrued interest	31,041	30,218	410,133
Net cash provided by (used in) operating activities	(211,918)	(290,843)	(1,862,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable Acquired in Acquistion	-	-	(47,005)
Cash acquired in Acquisition	-	-	402
Purchase of property and equipment	(2,805)	-	(307,428)
Net cash used in investing activities	(2,805)	-	(354,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-	-	31,586
Proceeds from convertible notes payable	44,000	170,000	917,178
Notes Issued for Professional services	150,000	150,000	718,727
Repayment of related party notes/advances	-	-	(968)
Cash paid as debt offering costs	(500)	-	(24,500)
Proceeds from issuance of common stock		-	587,490
Net cash provided by financing activities	193,500	320,000	2,229,513

Net (Decrease) in Cash	(21,223)	29,157	12,751
Effect of Exchange Rates on Cash			(2,941)

Cash - Beginning of Period/Year	31,033	(0)	-

Cash - End of Period/Year	$9,810	$29,157	$9,810

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$63,087	$-	913,644
Common stock issued to acquire software	$-	$-	1,380,876
Notes payable acquired in acquisition			984,008
Preferred stock issued to officers			310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$193,500	$320,000	1,241,375
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount	$500	$27,122	38,375
Debt issue costs - warrants	$0	$0	26,901

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. This part of the Company is currently inactive, and we are concentrating on our fuel cell operation.  We strongly suggest you read our 8-K filed April 28, 2014 about the Hydra acquisition and our form 10-K for the year ended September 30, 2013 filed on January 21, 2015 in addition to this filing to better understand the Company’s new direction. Both filings were with the Securities and Exchange Commission and can be found at  www.SEC.gov .

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014
(Unaudited)

At the end of this quarter, the company therefore had two segments, 1) Fuel cell technology and 2) Contract research and laboratory services.  See Note 13 for Segment reporting. See Note 7 for the accounting for Goodwill.

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

Such estimates for the periods ended March 31, 2015 and 2014, and assumptions affect, among others, the following:

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

Cash and Cash Equivalents

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2015 and September 30, 2014, the Company had no cash equivalents.

At March 31, 2015, the Company had $9,810  in cash.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2015 and September 30, 2014, there were no balances that exceeded the federally insured limit.

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

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense. During the six months ended March 31, 2015, there were no payments of this kind.

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

The Company had the following potential common stock equivalents at March 31, 2015 and September 30, 2014:

	December 31, 2014	September 30, 2014

Warrants	63	63
Convertible debt (1)	87,538,367	9,931,803
Total common stock equivalents	187,538,430	9,931,864

(1)
The Company has identified eight and ten debt holders as of March 31, 2015 and September 30, 2014, respectively, who cannot exceed ownership in the Company of 9.99%.  Each investor is limited to 23,465,762 and 993,180 shares at March 31, 2015 and September 30, 2014 respectively.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $2,342,821 for the six months ended December 31, 2014, and utilized $211,918 in cash for operations. The Company also has a working capital deficit of $4,702,999 and a deficit accumulated during the development stage of $13,661,672 at March 31, 2015. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2015
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

At March 31, 2015, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the six months ended March 31, 2015.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	December 31, 2014	September 30, 2014
Level 1	$-	$-
Level 2 – Derivative Liability	1,989,528	243,809
Level 3	-	-
Total	$1,989,528	$243,809

Note 5 Receivables

(A) Note Receivables- Non-current

On the closing of the purchase of Hydra, the Company paid on behalf of the seller ,American Security Research Company,  to the State of Nevada $47,005 to execute the transfer.  This expense will ultimate be borne by the seller and the Company has recorded a receivable to reflect this.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	March 2015	September 2014	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Technical equipment (3)	15,824	15,824	5
Office equipment	40,141	37,336	5
	1,688,348	1,685,543

Less: Accumulated depreciation	(489,148)	(469,257)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment – net	$164,173	181,259

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

Assets acquired:
Cash	$402
Other receivables	3,529
Total	$3,931
Liabilities acquired:
Promissory note payable	$984,008
Accrued interest payable	235,972
Other current liabilities	87,187
Additional paid-in capital	2,049,920
Total	$3,357,087
Goodwill	$3,353,156

The Company tests goodwill for impairment on a quarterly basis.  At March 31, 2015, the company determined that there was no impairment.

Note 8 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	March 31, 2015	September 30, 2013
Notes payable (1)	$20,915	$20,915
Advances (2)	7,226	7,226
Less: payments	(968)	(968)
Total related party liabilities	$27,173	$27,173

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

(B) Convertible debt-net

The following is a summary of the Company's outstanding convertible debt as of March 31, 2015:

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

Summary of Notes Issued
(as of March 31, 2015)

Date of Issuance	Original Amount	Conversions through March 31, 2015	Accrued Original Issue Discount, if any	Gross Amount outstanding at March 31, 2015	Remaining Discount	Net Amount	Type of Note

2-Apr-13	5,000	0		5,000	0	5,000	a
31-May-13	5,500	0		5,500	460	5,040	a
31-May-13	5,500	0		5,500	0	5,500	a
23-Feb-11	300,000	300,000		0	0	0	a
1-Oct-12	165,000	165,000		0	0	0	b
1-Aug-13	25,000	14,400		10,600	0	10,600	b
1-Sep-13	25,000	25,000		0	0	0	b
1-Oct-13	25,000	25,000		0	0	0	b
1-Nov-13	25,000	0		25,000	0	25,000	b
1-Dec-13	25,000	0		25,000	0	25,000	b
1-Jan-14	25,000	0		25,000	0	25,000	b
1-Feb-14	25,000	25,000		0	0	0	b
1-Mar-14	25,000	7,527		17,473	0	17,473	b
1-Aug-13	12,500	40,000	27,500	0	0	0	a
27-Aug-13	12,500		1,250	13,750	0	13,750	a
10-Oct-13	15,000		1,500	16,500	0	16,500	a
19-Nov-13	10,000		1,000	11,000	0	11,000	a
27-Sep-13	25,000	0		25,000	0	25,000	a
13-Dec-13	20,000	11,470		8,530	0	8,530	a
27-Feb-14	20,000	20,000		0	0	0	a
17-Mar-14	25,000	2,868	1,298	23,430	12,021	11,409	a
2-Apr-14	30,000	32,500	2,500	0	363	(363)	a
21-Mar-14	30,000	8,725		21,275	0	21,275	a
14-Apr-14	35,000	0		35,000	0	35,000	a
5-May-14	50,000	3,513		46,487	4,167	42,320	a
21-May-14	35,000	0		35,000	0	35,000	a
2-Jun-14	27,500	21,015		6,485	0	6,485	a
23-Jun-14	27,500	0		27,500	0	27,500	a
1-Apr-14	25,000	0		25,000	0	25,000	b
1-May-14	25,000	0		25,000	0	25,000	b
1-Jun-14	25,000	0		25,000	0	25,000	b
1-Jul-14	25,000	0		25,000	0	25,000	b
1-Aug-14	25,000	0		25,000	0	25,000	b
1-Sep-14	25,000	0		25,000	0	25,000	b
7-Jul-14	37,500	5,267		32,233	0	32,233	a
14-Jul-14	25,000	0		25,000	0	25,000	a
22-Aug-14	27,500	0		27,500	0	27,500	a

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

26-Aug-14	10,000	0		10,000	5,589	4,411	a
26-Aug-14	10,000	10,000		0	5,589	(5,589)	a
8-Sep-14	10,000	1,680		8,320	0	8,320	a
15-Sep-14	20,000	0		20,000	1,058	18,942	a
15-Sep-14	10,000	0		10,000	5,826	4,174	a
19-Sep-14	10,000	0		10,000	5,876	4,124	a
1-Oct-14	25,000	0		25,000	137	24,863	b
1-Nov-14	25,000	0		25,000	4,282	20,718	b
1-Dec-14	25,000	0		25,000	8,516	16,484	b
1-Jan-15	25,000	0		25,000	12,707	12,293	b
1-Feb-15	25,000	0		25,000	16,989	8,011	b
6-Feb-15	14,500	0		14,500	11,755	2,745	b
1-Mar-15	25,000	0		25,000	20,924	4,076	a
3-Mar-15	29,500	0		29,500	26,029	3,471	a

Totals	1,560,000	718,965	35,048	876,083	142,289	733,793

Legend:
a- Note for cash
b- Note for consulting services

The following is a summary of the notes issued for cash and issued for consulting services:

	Original Amount	Conversions through March 31, 2015	Accrued Original Issue Discount, if any	Gross Amount outstanding at March 31, 2015	Remaining Discount	Net Amount

Notes for Cash	905,500	457,038	35,048	429,010	40,949	388,061
Notes for Consulting Services	654,500	261,927	0	447,073	101,340	345,732

Totals	1,560,000	718,965	35,048	876,083	142,289	733,793

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

(C) Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows

Investor	Amount	Interest Rate
Golden State Equity Investors	$350,000	7.5%
St. George Investments, LLC	$415,000	7.75%
Bullivant Houser Bailey LLP	$219,008	-0-

During the Fiscal fourth quarter, $2,500 of the Bullivant Houser Bailer LLP Note was retired.  Therefore, the remaining balance at March 31, 2015 is $981,508

All of the notes are currently past due and are payable on demand

 (D) Debt Issue Costs

Deferred Issue costs relate to additional expenses associated with a financing that are amortized into expense over the length of the instrument.  As of March 31, 2015, the value of these debt issue costs is $1,020 as follows:

	Original Balance	Issue Date	Maturity Date	Total Days	Days Remaining as of March 31, 2015	Percentage of Days as of March 31, 2015	Unamortized Balance

	$2,500	2-Apr-14	7-Jan-15	280	0	0%	$0
	7,375	5-May-14	30-Apr-15	360	30	8%	615
	5,500	21-May-14	14-Jan-15	238	0	0%	0
	2,500	2-Jun-14	14-Jan-15	226	0	0%	0
	2,500	23-Jun-14	14-Jan-15	205	0	0%	0
	12,500	7-Jul-14	8-Jan-15	185	0	0%	0
	2,500	14-Jul-14	14-Jan-15	184	0	0%	0
	2,500	22-Aug-14	15-Feb-15	177	0	0%	0
	500	6-Feb-15	13-Nov-15	280	227	81%	405
Total	$38,375						$1,020

For the six months ended March 31, 2015 and March 31, 2014, amortization expense of debt issue costs were $19,768 and $7,156, respectively.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

(E) Debt Discount

During the six months and three months ended March 31, 2015, the Company recorded debt discounts of $194,000 and $119,000, respectively.

During the six months and three months ended March 31, 2014, the Company recorded debt discounts of $170,000 and $75,000 respectively.

The debt discount pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the six and three months ended March 31, 2015, the Company amortized $279,356 and $152,780  in debt discount, respectively.

Note 9 Stockholders’ Equity

(A) Common Stock

Stock Issued in Six months ended March 31, 2015

During the six months ended March 31, 2015, the Company issued 225,745,933 shares of common stock for the conversion of $63,088 of debt, $31,587 of accrued interest and $10,154 of expenses.

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
March 31, 2015
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

(E) Reverse Split

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2014
Derivative liability Fair value at the commitment date for convertible notes issued	$243,809
Fair value mark to market adjustment – March 31, 2015	1,423,351
Derivative liability associated with new issuances through March 31, 2015	241,041
Face value of debt issued	119,000
Elimination of derivative liability upon conversion of debt	(37,672)
Derivative liability balance at March 31, 2015	$1,989,528

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $241,041 for the six months ended March 31, 2015.

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2014 and March 31, 2015	$415,719

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
March 31, 2015
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

	Three Months Ended March 31, 2015

	Fuel Cell Technology	Contracted Researchand Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				#REF!
Selling General and Administrative Expenses	5,592	$8,533	$120,050	134,175

Total Operating Expenses	5,592	8,533	120,050	134,175

Operating Income (Loss)	(5,592)	(8,533)	(120,050)	(134,175)

Other Income (Expense)
Interest expense	-	-	(156,055)	(156,055)

Net loss	(5,592)	(8,533)	(1,631,438)	(1,645,563)

Total Assets	3,402,192	164,173	10,830	3,577,195

	Three months Ended March 31, 2014

	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses				#REF!
Selling General and Administrative Expenses		$8,533	$5,340,921	5,349,454

Total Operating Expenses	-	8,533	5,340,921	5,349,454

Operating Income (Loss)	-	(8,533)	(5,340,921)	(5,349,454)

Other Income (Expense)
Interest expense	-	-	(176,507)	(176,507)

Net income (loss)	-	(8,533)	(7,492,060)	(7,500,593)

Total Assets	-	214,852	8,828	223,680

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)
	Six Months Ended March 31, 2015

	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	13,860	17,066	220,480	251,406

Total Operating Expenses	13,860	17,066	220,480	251,406

Operating Income (Loss)	(13,860)	(17,066)	(220,480)	(251,406)

Other Income (Expense)
Interest expense	-	-	(341,899)	(341,899)

Net loss	(13,860)	(17,066)	(1,614,637)	(1,645,563)

Total Assets	3,402,192	164,173	10,830	3,577,195

	Six months Ended March 31, 2014

	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	-	17,066	5,562,374	5,579,440

Total Operating Expenses	-	17,066	5,562,374	5,579,440

Operating Income (Loss)	-	(17,066)	(5,562,374)	(5,579,440)

Other Income (Expense)
Interest expense	-	-	(280,017)	(280,017)

Net income (loss)	-	(17,066)	(6,702,911)	(6,719,977)

Total Assets	-	214,852	8,828	223,680

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2015
(Unaudited)

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

Issuance of Convertible Debt

From the Balance Sheet date until the date of this report, the Company issued the following convertible debt securities

On April 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of October 1, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On May 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of November 1, 2015. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note

Issuance of Common stock

Subsequent to the Balance Sheet, the Company issued the following shares:

439,895,390 shares for the conversion of approximately $16,000 of convertible debt, $100 of accrued interest and $2,500 of associated fees.

Change in Certifying Accounting

On May 11, 2015, the Company announced a change in its certifying accountant.

The Company has appointed John Scrudato, CPA as its auditor for the year ending September 30, 2015.

Mr. Scrudato’s offices are in Califon, NJ.

Mr. Scrudato replaces Thomas Bravos, CPA, who resigned as the Company’s auditor.

There were no disagreements between The Company and Mr. Bravos.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. This part of the Company is currently inactive, and we are concentrating on our fuel cell operation.  We strongly suggest you read our 8-K filed April 28, 2014 about the Hydra acquisition and our form 10-K for the year ended September 30, 2013 filed on January 21, 2015 in addition to this filing to better understand the Company’s new direction. Both filings were with the Securities and Exchange Commission and can be found at  www.SEC.gov .

Management's Discussion and Analysis of Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Our results of operations are summarized below:

	Quarter Ended March 31, 2015 ($)	Quarter Ended March 31, 2014 ($)
Revenue	-0-	-0-
Expenses	(134,175)	(5,349,454)
Other (Expenses)	(1,511,388)	(2,151,139)
Net (Loss)	(1,645,563)	(7,500,593)
(Loss) Per Share-Basic	(.07)	(18.31)
(Loss) Per Share- Fully diluted	(.04)	(9.26)

During the three months ended March 31, 2015, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended March 31, 2015 and 2014 can be summarized as follows:

	2015 ($)	2014 ($)	Difference ($)
Management Compensation	-0-	5,210,000	(5,210,000)
Consulting Fees	75,000	75,000	-0-
Other General and administrative expenses	59,175	64,454	(5,279)
Total Expenses	134,175	5,349,354	(5,215,279)

During the three month period ended March 31, 2015, we incurred operating expenses (and respective net operating losses) of $134,175, compared to operating expenses of $5,349,454 incurred during the three month period ended March 13, 2014, a deccrease of  ($5,215,279.)  The operating expenses incurred during the three month period ended March 31, 2015 and 2014 consisted of (i) $-0- and $5,210,000 respectively of Management compensation (ii) $75,000 and $75,000 in fees paid to consultants; and (iii) $59,175 and $64,454  in other general and administrative expenses, respectively.

Management compensation decreased $5,210,000 due to the issuance of 100 million shares of common stock to our Management team.  See Statement of Shareholders Equity for more detail. Consulting fees totaled $75,000 due to the quarterly accrual for the consulting contract during each period.  General and administrative expenses decreased by $5,279. These expenses include the following:  (i) transfer agent fees of $17,214 (ii) depreciation and amortization expense of $13,976, (iii) professional fees and contracted services of $10,573, (iv) expenses associated with debt conversion of $8,684 and (v) rent expense of $3,556

Other income/(expense) incurred during the three month periods ended March 31, 2015 and March 31, 2014 was as follows:

	2015 ($)	2014 ($)	Difference ($)
Interest Expense	(156,055)	(176,507)	20,452
Derivative Expense	(159,390)	(1,067,424)	908,034
Change in the Fair Value of Derivative liabilities	(1,127,383)	917,897	(2,045,280)
Loss on Retirement of Debt	(68,560)	(1,825,104)	1,756,545
Total Other income/(expense)	(1,511,388)	(2,151,139)	639,751

Interest expense decreased $20,452 due principally to reduced amortization of debt discounts of $16,984.

Derivative expense decreased $908,034 principally due to greater stock price volatility.

Change in the Fair Value of Derivative liabilities decreased $2,045,280 due to increased stock price volatility at quarter end.

Loss on Retirement of Debt was 1,756,545 lower due to fewer conversions of debt.

Therefore, our basic net loss and net loss per share during the three month period ended March 31, 2015, was ($1,645,563) or ($0.03) per share, compared to a net loss of ($7,500,593) or $18.31 per basic share during the three month period ended March 31, 2014.  The weighted average number of basic shares outstanding was 55,656,550 for the three month period ended March 31, 2015, compared to 409,578 for the three month period ended March 31, 2015. Our fully diluted net income (loss) per share was ($.03) and ($9.26) for the three months ended March 31, 2015 and 2014, respectively. The weighted average number of fully-diluted shares outstanding was 56,056,550 for the three month period ended March 31, 2015, compared to 809,578 for the three month period ended March 31, 2014.

Six Months Ended March 31, 2015 Compared to the Six Months Ended March 31, 2014

Our results of operations are summarized below:

	Quarter Ended March 31, 2015 ($)	Quarter Ended March 31, 2014 ($)
Revenue	-0-	-0-
Expenses	(251,506)	(5,579,440)
Other (Expenses)	(2,091,415)	(1,140,537)
Net (Loss)	(1,645,563)	(7,500,593)
(Loss) Per Share-Basic	(.07)	(18.31)
(Loss) Per Share- Fully diluted	(.04)	(9.26)

During the six months ended March 31, 2015, we did not earn any revenues.  We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the six months ended March 31, 2015 and 2014 can be summarized as follows:

	2015 ($)	2014 ($)	Difference ($)
Management Compensation	-0-	5,210,000	(5,210,000)
Consulting Fees	150,000	150,000	-0-
Other General and administrative expenses	101,406	219,440	(118,034)
Total Expenses	251,406	5,579,440	(5,328,034)

During the six month period ended March 31, 2015, we incurred operating expenses (and respective net operating losses) of $251,506, compared to operating expenses of $5,579,440 incurred during the three month period ended March 13, 2014, a deccrease of  ($5,328,034.)  The operating expenses incurred during the six month period ended March 31, 2015 and 2014 consisted of (i) $-0- and $5,210,000, respectively of Management compensation (ii) $150,000 and $150,000 in fees paid to consultants; and (iii) $251,406 and $64,454  in other general and administrative expenses, respectively.

Management compensation decreased $5,210,000 due to the issuance of 100 million shares of common stock to our Management team.  See Statement of Shareholders Equity for more detail. Consulting fees totaled $150,000 due to two quarterly accruals for the consulting contract during each period.  Other General and administrative expenses decreased by $118,034.    $45,000 of the decrease was due to the issuance of common stock to our management team  in December 2013.  The remaining decrease was due to reduced operating expenses at the parent company level of $85,482  partially offset by the operating expenses of the Hydra Fuel Cell subsidiary of $12,448 which did not exist in the same quarter of last year.

Other income/(expense) incurred during the three month periods ended March 31, 2015 and March 31, 2014 was as follows:

	2015 ($)	2014 ($)	Difference ($)
Interest Expense	(341,899)	(280,077)	(61,882)
Derivative Expense	(241,041)	(2,119,601)	(1,878,560
Change in the Fair Value of Derivative liabilities	(1,423,351)	3,258,449	(4,681,800)
Loss on Retirement of Debt	(85,124)	(1,999,367)	1,914,243
Total Other income/(expense)	(2,091,415)	(1,140,537)	(950,879)

Interest expense increased $61,882 due principally to increased amortization of debt discounts of $54,333.

Derivative expense decreased $1,878,560 principally due to greater stock price volatility.

Change in the Fair Value of Derivative liabilities decreased $4,681,800 due to increased stock price volatility at quarter ends.

Loss on Retirement of Debt was 1,914,243 lower due to fewer conversions of debt.

Therefore, our basic net loss and net loss per share during the six month period ended March 31, 2015, was ($2,342,821) or ($0.07) per share, compared to a net loss of ($6,719,977) or ($19.24) per basic share during the three month period ended March 31, 2014.  The weighted average number of basic shares outstanding was 32,043,335 for the six month period ended March 31, 2015, compared to 349,183  for the six month period ended March 31, 2015. Our fully diluted net income (loss) per share was ($.07) and ($8.97) for the six months ended March 31, 2015 and 2014, respectively. The weighted average number of fully-diluted shares outstanding was 32,443,335 for the three month period ended March 31, 2015, compared to 749,183 for the six month period ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, our current assets were $11,841 and our current liabilities were $4,714,840, which resulted in a working capital deficiency of ($4,702,999).  As of March 31, 2015, current assets were comprised of: (i) $9,810 in cash; and (ii) $2,031 in Inventory. As of March 31, 2015, current liabilities were comprised of: (i) $156,985 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $410,133 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) a derivative liability of $1,989,528 resulting from convertible notes payable and (vii) $733,793 in convertible debt (net of $142,289 of discount), and (vii) non-convertible debt of $981,508.

As of March 31, 2015, our total assets of $3,577,195 were comprised of: (i) $11,841 in current assets; (ii) $164,173 in property and equipment (net of $478,640 of depreciation); (iii) $47,005 in Notes Receivable; (iv) $1,020 in debt issue costs and (v) Goodwill of $3,353,156.  As of March 31, 2015, our total liabilities of $4,714,840 were comprised of current liabilities of the same amount.

Stockholders’ Equity decreased $2,115,196 from $977,551 as of September 30, 2014 to ($1,137,645) as of March 31, 2015.  The change in Stockholder’s deficit was comprised of (i) issuances of shares for conversion of debt totaling $227,625 and (ii) net loss of $2,342,821.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities.  For the six months ended March 31, 2015, net cash flows provided by operations was $(211,918). Net cash flows used in operating activities for the three months ended March 31, 2015 consisted of  (i) net loss of $(2,342,821),  (ii) the change in the fair value of the derivative liability of $1,423,351 (iii) derivative expense of $241,041; (iv) loss on retirement of debt of $85,124; (v) $279,356 in amortization of debt discount; (vi)  depreciation expense of $19,890 and (vii)  amortization expense of deferred financing costs of $19,768. Net cash flows used by operating activities were positively impacted  by changes in working capital accounts related, of $20,716.

Cash Flows from Investing Activities

For the six months ended March 31, 2015, net cash flows provided by investing activities was $(2,805)  due to purchases of property, plant and equipment at our Hydra subsidiary.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments.  For the six months ended March 31, 2015, net cash flows provided from financing activities was $194,000 from the issuance of notes, partially offset by $500 of debt financing costs.

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

Such estimates for the three months and six months ended March 31, 2015 and 2014, and assumptions affect, among others, the following:

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

Share-based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. During the three months ended March 31, 2015, there were no payments of this kind.

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

HYDROGEN FUTURE CORP.

Dated: May ____, 2015	By:	/s/ Frank Neukomm
	Name:	Frank Neukomm
	Title:	Chief Executive Officer
(Principal Executive Officer)