Form 10-Q
period 2015-06-30
Hydrogen Future Corp
filed 2015-08-28
CIK 1381054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of  August 31, 2015, there were 1,337,300,030 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS__

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Hydrogen Future Corp.
(A Development Stage Company)
Balance Sheets

	June 30,	September 30,
	2015	2014
	(unaudited)
Assets

Current assets
Cash	$1,114	$31,033
Inventory	2,031	712
Total current assets	3,144	31,745

Non-current assets
Property and equipment - net	154,228	181,259
Note Receivable	46,155	47,005
Debt issue costs - net	243	20,288
Goodwill	1,994,236	3,353,156
Total Non-Current Assets	2,194,862	3,601,708

Total assets	$2,198,007	$3,633,453

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$156,985	$165,991
Accounts payable - former Officer	415,719	415,719
Accrued interest payable	435,095	379,092
Notes/Advances payable - related party	27,173	27,173
Derivative liability	694,287	243,809
Convertible debt - net	804,978	442,609
Non-convertible debt from Hydra Acquistion	981,508	981,508
Total current liabilities	3,515,745	2,655,901

Stockholders' Equity
Preferred stock, Series A, $0.001 par value, 200,000,000 shares authorized; 100,000,000 issued and outstanding at June 30, 2015 and September 30, 2014	100,000	100,000
Preferred stock,Series B, $0.001 par value, 1 share authorized; 1 share and 0 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized; 1,337.300,030 and 8,911,263 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	1,337,300	8,912
Additional paid-in capital	12,847,419	13,832,548
Deficit accumulated during the development stage	(15,602,962)	(12,964,414)
Accumulated other comprehensive income	505	505
Total Stockholders' Equity	(1,317,738)	977,551

Total liabilities and stockholders' (deficit)	$2,198,007	$3,633,453

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30		June 21, 2006 (inception) through March 31,
	2015	2014	2015

Expenses
General and Administrative Expenses	$103,371	$196,707	$9,006,604
Issuance of Common Stock to settle a prior liability	-	117,000	117,000
Impairment of software	-	-	1,035,027
Total	103,371	313,707	10,158,631

Other Income/(Expense)
Interest expense	(144,051)	(243,721)	(1,329,987)
Derivative expense	(70,036)	(449,501)	(4,564,403)
Change in fair value of derivative liability	1,412,270	(116,720)	4,241,757
Loss on Retirement of Debt	(31,619)	(125,034)	(2,468,849)
Write-down of goodwill	(1,358,920)		(1,358,920)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(192,356)	(934,976)	(5,444,332)

Net Income (Loss)	$(295,727)	$(1,248,683)	$(15,602,962)

Net loss per common share - basic	$(0.00)	$(0.92)

Net loss per common share - diluted	$(0.00)	$(0.71)

Weighted average number of common shares outstanding
during the period/year - basic	1,103,532,329	1,364,511

Weighted average number of common shares outstanding
during the period/year - diluted	1,103,932,329	1,641,484

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Nine Months Ended June 30		June 21, 2006 (inception) through December 30,
	2015	2014	2014

Expenses
General and Administrative Expenses	$354,777	$5,776,147	$9,006,604
Issuance of Common Stock to settle a prior liability	-	117,000	117,000
Impairment of software	-	-	1,035,027
Total	354,777	5,893,147	10,158,631

Other Income/(Expense)
Interest expense	(485,950)	(523,738)	(1,329,987)
Derivative expense	(311,078)	(2,569,102)	(4,564,403)
Change in fair value of derivative liability	(11,081)	3,141,729	4,241,757
Loss on Retirement of Debt	(116,743)	(2,124,401)	(2,468,849)
Write-down of goodwill	(1,358,920)		(1,322,849)
Tax refunds	-	-	36,071
Total Other (Expense) - net	(2,283,771)	(2,075,512)	(5,408,261)

Net Income (Loss)	$(2,638,549)	$(7,968,659)	$(15,566,891)

Net loss per common share - basic	$(0.01)	$(11.59)

Net loss per common share - diluted	$(0.01)	$(10.22)

Weighted average number of common shares outstanding
during the period/year - basic	389,206,333	687,642

Weighted average number of common shares outstanding
during the period/year - diluted	389,206,333	779,950

Hydrogen Future Corp.
Statement of Stockholder's Equity
From the Period of Inception to June 30, 2015
(Unaudited)

	Common Stock, $0.001 Par Value		Series A Preferred Stock, $0.001 Par Value		Series B Preferred Stock, $0.001 Par Value		Additional Paid-In	Deficit Acquired During Development	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Loss)	(Deficit)

Proceeds from the Issuance of founders stock-($62.50/share)	80	$0	-	$-	-	$-	5,000	$-	$-	$5,000

Proceeds from the Issuance of founders stock- ($62.50/share)	120	0	-	-	-	-	15,000	-		15,000

Net loss- Inception (June 21, 2006) to September 30, 2006	-	-	-	-	-	-	-	(2,631)	-	(2,631)

Balance- September 30, 2006	200	0	-	-	-	-	20,000	(2,631)	-	17,369

Proceeds from the Issuance of common stock- ($500/share)	164	0	-	-	-	-	82,000	-	-	82,000

Net loss for the year ended September 30, 2007	-	-	-	-	-	-	-	(16,960)	-	(16,960)

Balance- September 30, 2007	364	0	-	-	-	-	102,000	(19,591)	-	82,409

Net loss for the year ended September 30, 2008	-	-	-	-	-	-	-	(18,199)	-	(18,199)

Balance- September 30, 2008	364	0	-	-	-	-	102,000	(37,790)	-	64,210

Net loss for the year ended September 30, 2009	-	-	-	-	-	-	-	(19,076)	-	(19,076)

Balance- September 30, 2009	364	0	-	-	-	-	102,000	(56,866)	-	45,134

Proceeds from the Issuance of common stock- ($81,250/share)	2	0	-	-	-	-	162,500	-	-	162,500

Common stock issued to acquire software ($110,000/share)	13	0	-	-	-	-	1,380,876	-	-	1,380,876

Proceeds from the Issuance of common stock- ($100,000/share)	2	0	-	-	-	-	200,000	-	-	200,000

Common stock issued for consulting services ($100,000/share)	0	0	-	-	-	-	16,000	-	-	16,000

Common stock issued for consulting services ($112,500/share)	1	0	-	-	-	-	135,000	-	-	135,000

Net loss for the year ended September 30, 2010	-	-	-	-	-	-	-	(351,790)	-	(351,790)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(3,079)	(3,079)

Balance- September 30, 2010	382	0	-	-	-	-	1,996,376	(408,656)	(3,079)	1,584,641

Proceeds from the Issuance of common stock- ($40,000/share)	3	0	-	-	-	-	99,999	-	-	100,000

Proceeds from the Issuance of common stock- ($25,000/share)	1	0	-	-	-	-	15,000	-	-	15,000

Debt discount on convertible notes- Original Issue Discount	-	-	-	-	-	-	27,122	-	-	27,122

Debt issue costs- warrants	-	-	-	-	-	-	26,901	-	-	26,901

Common stock issued for conversion of Note ($2,789/share)	9	0	-	-	-	-	24,990	-	-	24,990

Net loss for the year ended September 30, 2011	-	-	-	-	-	-	-	(3,024,617)	-	(3,024,617)

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	9,234	9,234

Balance- September 30, 2011	394	0	-	-	-	-	2,190,388	(3,433,273)	6,155	(1,236,729)

Share Rescission	(22)	(0)					(89,936)			(89,936)

Net income for the year ended September 30, 2012	-	-	-	-	-	-	-	694,279	-	694,279

Foreign Currency translation adjustment	-	-	-	-	-	-	-	-	(5,650)	(5,650)

Balance- September 30, 2012	372	0	-	-	-	-	2,100,452	(2,738,994)	505	(638,037)

Share Issuance upon default of debt- ($488/share)	120	0	-	-	-	-	58,500	-	-	58,500

Issuance of Shares to Officers for Compensation- ($400/share)	256	0	-	-	-	-	102,596	-		102,596

Shares issuance upon conversion of debt- ($4,988/share)	48	0	-	-	-	-	237,575	-	-	237,575

Common stock issued upon conversion of insider debt	3	0	-	-	-	-	(0)	-	-	0

Shares issued for consulting services- ($388/share)	1	0	-	-	-	-	452	-	-	452

Issuance of 100,000,000 shares of Preferred Stock to Officers- ($.0031/share)	-	-	100,000,000	100,000	-	-	210,000	-	-	310,000

Net loss for the year ended September 30, 2013	-	-	-	-	-	-	-	(2,421,145)	-	(2,421,145)

Balance- September 30, 2013	800	1	100,000,000	100,000	-	0	2,709,575	(5,160,139)	505	(2,350,058)

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses	7,867,943	7,868	-	-	-	-	3,616,231	-	-	3,624,098

Shares issued to Management for Compensation on December 26, 2013 at $.065	2,880	3	-	-	-	-	44,997	-	-	45,000

Shares issued to Management for Compensation on January 27, 2014 at $.0521	400,000	400	-	-	-	-	5,209,600	-	-	5,210,000

Shares issued in settlement for prior unrecorded obligation for equipment purchase	120,000	120	-	-	-	-	116,880			117,000

Shares issued for consulting services	200,000	200					39,800			40,000

Debt Issue Costs							37,875			37,875

Sale of common shares	320,000	320					7,670			7,990

Issuance of 1 shares of Preferred Stock, Series B to American Security Research Company			-	-	1	-	2,049,920			2,049,920

Net loss for the year ended September 30, 2014	-	-	-	-	-	-	-	(7,804,274)	-	(7,804,274)

Balance- September 30, 2014	8,911,623	8,912	100,000,000	$100,000	1	-	13,832,548	(12,964,414)	505	977,551

Shares issuance upon conversion of debt, accrued interest and related share issuance expenses	1,328,388,347	1,328,388	-	-	-	-	(985,129)			343,259

Issuance of fractional shares associated with the reverse split	60	0	-	-	-	-	-	-		0

Net loss for the nine months ended June 30, 2015			-	-	-	-		(2,638,549)		(2,638,549)

	1,337,300,030	$1,337,300	100,000,000	$100,000	1	$-	$12,847,419	$(15,602,962)	$505	$(1,317,739)

Hydrogen Future Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,		June 21, 2006 (Inception) to March 31,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,638,549)	$(7,968,659)	$(15,602,962)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments	-	5,255,000	5,907,549
Impairment of Software		-	1,035,027
Write-down of Goodwill	1,358,920		1,358,920
Derivative expense	311,078	2,569,102	4,564,403
Depreciation	29,835	25,599	499,049
Amortization of debt issue cost	20,545	16,081	89,033
Amortization of debt discount	390,394	427,679	973,299
Amortization of Original Issue Discount	227	28,394	36,370
Change in fair value of derivative liabilities	11,081	(3,141,729)	(4,241,757)
Accrued interest on Retired debt	39,326	8,778	75,401
Fees on debt conversions	18,257	10,800	38,402
Loss on Retirement of Debt	116,743	2,124,401	2,468,849
Loss on Issuance of Common Stock to settle a prior liability	-	117,000	117,000
Issuance of Common stock for consulting agreements	-	-	48,000
Changes in operating assets and liabilities:
(Increase) decrease in other receivables	-	(335)	-
(Increase) decrease in Inventory	(1,319)	-	(2,031)
Increase (decrease) in accounts payable and accrued expense	(9,006)	87,187	156,985
Increase in accounts payable - related party	-		415,719
Increase in working capital from acquisition	-	(319,630)	(319,630)
Increase in accrued interest	56,003	294,858	435,095
Net cash provided by (used in) operating activities	(296,464)	(465,473)	(1,947,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable Acquired in Acquistion-net of repayments	850	(47,005)	(46,155)
Cash acquired in Acquisition		402	402
Purchase of property and equipment	(2,805)	-	(307,428)
Net cash used in investing activities	(1,955)	(46,603)	(353,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes/advances	-		31,586
Proceeds from convertible notes payable	44,000	357,125	917,178
Notes Issued for Professional services	225,000	225,000	793,727
Repayment of related party notes/advances	-	-	(968)
Cash paid as debt offering costs	(500)		(24,500)
Proceeds from issuance of common stock		-	587,490
Net cash provided by financing activities	268,500	582,125	2,304,513

Net (Decrease) in Cash	(29,919)	70,049	4,054
Effect of Exchange Rates on Cash			(2,941)

Cash - Beginning of Period/Year	31,033	(0)	-

Cash - End of Period/Year	$1,114	$70,049	$1,114

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common shares	$103,252	$552,746	953,828
Common stock issued to acquire software	$-	$-	1,380,876
Notes payable acquired in acquisition		$984,008	984,008
Preferred stock issued to officers		$310,000	310,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$269,000	$582,125	1,316,875
Debt discount recorded on convertible debt accounted for as a derivative liability - original issue discount		$-	27,122
Debt issue costs - warrants	$-	$-	26,901

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended June 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

Such estimates for the periods ended June 30, 2015 and 2014, and assumptions affect, among others, the following:_

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

At June 30, 2015, the Company had $1,114 in cash.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2015 and September 30, 2014, there were no balances that exceeded the federally insured limit.

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

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense. During the six months ended June 30, 2015, there were no payments of this kind.

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

The Company had the following potential common stock equivalents at June 30, 2015 and September 30, 2014:

	June 30, 2014	September 30, 2014

Warrants	0	63
Convertible debt (1)	1,068,770,184	9,931,803
Total common stock equivalents	1,068,770,184	9,931,864

(1)
The Company has identified eight and ten debt holders as of June 30, 2015 and September 30, 2014, respectively, who cannot exceed ownership in the Company of 9.99%. Each investor is limited to 133,596,273 and 993,180 shares at June 30, 2015 and September 30, 2014 respectively.

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

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $2,638,549 for the nine months ended June 30, 2015, and utilized $296,464 in cash for operations. The Company also has a working capital deficit of $3,512,601 and a deficit accumulated during the development stage of $15,602,962 at June 30, 2015. In addition, the Company is in the development stage and has not yet generated any revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2015
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

At June 30, 2015, the fair value of financial instruments measured on a recurring basis includes derivative liabilities, determined based on level two inputs consisting of quoted prices in active markets for identical assets. The carrying amount reported for accounts payable, accrued liabilities, and notes payable approximates fair value because of the short-term maturity of these financial instruments.

The Company has a derivative liability measured at fair market value on a recurring basis. Consequently, the Company had changes in fair value reported in the statements of operations, which were attributable to the change in market value relating to the liability for the six months ended June 30, 2015.

The following is the Company’s derivative liability measured at fair value on a recurring basis at:

	June 30, 2014	September 30, 2014
Level 1	$-	$-
Level 2 - Derivative Liability	694,287	243,809
Level 3	-	-
Total	$694,287	$243,809

Note 5 Receivables

(A) Note Receivables- Non-current

On the closing of the purchase of Hydra, the Company paid on behalf of the seller ,American Security Research Company, to the State of Nevada $47,005 to execute the transfer. This expense will ultimate be borne by the seller and the Company has recorded a receivable to reflect this.  During the quarter ended June 30, 2015, American Security Research Company repaid $850 of this amount. The remaining balance is $46,155 at June 30, 2015.

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

Note 6 Property and Equipment

Property and equipment consists of the following:

	March 2015	September 2014	Estimated Useful Lives

Software	$1,380,876	1,380,876	3
Leasehold improvements (1)	144,802	144,802	10
Lab equipment (2)	106,705	106,705	10
Technical equipment (3)	15,824	15,824	5
Office equipment	40,141	37,336	5
	1,688,348	1,685,543

Less: Accumulated depreciation	(499,093)	(469,257)
Less: Impairment	(1,035,027)	(1,035,027)
Property and equipment - net	$154,228	181,259

(1) See Note 8(B) - related party
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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

Assets acquired:
Cash	$402
Other receivables	3,529
Total	$3,931
Liabilities acquired:
Promissory note payable	$984,008
Accrued interest payable	235,972
Other current liabilities	87,187
Additional paid-in capital	2,049,920
Total	$3,357,087
Goodwill	$3,353,156

The Company tests goodwill for impairment on a quarterly basis.

The Company’s technology is an alternative to existing fossil fuels.  As the price of traditional energy sources become cheaper, there is less of an incentive to switch to the Company’s competitive offerings.  The price of West Texas Intermediate Crude has fallen from over $100 at June 30, 2014 to approximately $40 as of the date of this filing.  The Company believes that the reduction in the price of crude oil reflects a permanent trend, which has permanently adversely impacted its investment.  Based on comparable companies, the Company has now determine that the Goodwill is worth $1,994,236.

Goodwill at September 30, 2014	$3,353,156

Impairment as June 30, 2015	1,358,920

Value of Goodwill at June 30, 2015	$1,994,236

Note 8 Notes Payable

(A) Related Party

The following is a summary of the Company’s related party liabilities:

	June 30, 2015	September 30, 2013
Notes payable (1)	$20,915	$20,915
Advances (2)	7,226	7,226
Less: payments	(968)	(968)
Total related party liabilities	$27,173	$27,173

(1) The note is non-interest bearing, unsecured, and due on demand.

(2) The advances are non-interest bearing, unsecured, and due on demand.

(B) Convertible debt-net

The following is a summary of the Company's outstanding convertible debt as of June 30, 2015:

Date of Issuance	Original Amount	Conversions through June 30, 2015	Accrued Original Issue Discount, if any	Gross Amount outstanding at June 30, 2015	Remaining Discount	Net Amount	Type of Note

2-Apr-13	5,000	0		5,000	0	5,000	a
31-May-13	5,500	0		5,500	0	5,500	a
31-May-13	5,500	0		5,500	0	5,500	a
23-Feb-11	300,000	300,000		0	0	0	a
1-Oct-12	165,000	165,000		0	0	0	b
1-Aug-13	25,000	14,400		10,600	0	10,600	b
1-Sep-13	25,000	25,000		0	0	0	b
1-Oct-13	25,000	25,000		0	0	0	b
1-Nov-13	25,000	0		25,000	0	25,000	b
1-Dec-13	25,000	0		25,000	0	25,000	b
1-Jan-14	25,000	0		25,000	0	25,000	b
1-Feb-14	25,000	25,000		0	0	0	b
1-Mar-14	25,000	10,600		14,400	0	14,400	b
1-Aug-13	12,500	40,000	27,500	0	0	0	a
27-Aug-13	12,500		1,250	13,750	0	13,750	a
10-Oct-13	15,000		1,500	16,500	0	16,500	a
19-Nov-13	10,000		1,000	11,000	0	11,000	a
27-Sep-13	25,000	0		25,000	0	25,000	a
13-Dec-13	20,000	11,470		8,530	0	8,530	a
27-Feb-14	20,000	20,000		0	0	0	a
17-Mar-14	25,000	4,848	1,610	21,762	8,904	12,857	a
2-Apr-14	30,000	32,500	2,500	0	0	0	a
21-Mar-14	30,000	8,725		21,275	0	21,275	a
14-Apr-14	35,000	0		35,000	0	35,000	a
5-May-14	50,000	8,706		41,294	0	41,294	a
21-May-14	35,000	1,349		33,651	0	33,651	a
2-Jun-14	27,500	26,875		625	0	625	a
23-Jun-14	27,500	0		27,500	0	27,500	a
1-Apr-14	25,000	0		25,000	0	25,000	b
1-May-14	25,000	0		25,000	0	25,000	b
1-Jun-14	25,000	0		25,000	0	25,000	b
1-Jul-14	25,000	0		25,000	0	25,000	b
1-Aug-14	25,000	0		25,000	0	25,000	b
1-Sep-14	25,000	0		25,000	0	25,000	b
7-Jul-14	37,500	5,267		32,233	0	32,233	a
14-Jul-14	25,000	1,385		23,615	0	23,615	a
22-Aug-14	27,500	0		27,500	0	27,500	a
26-Aug-14	10,000	0		10,000	3,740	6,260	a
26-Aug-14	10,000	10,000		0	0	0	a
8-Sep-14	10,000	7,205		2,795	0	2,795	a
15-Sep-14	20,000	0		20,000	0	20,000	a
15-Sep-14	10,000	6,300		3,700	3,898	(198)	a
19-Sep-14	10,000	9,500		500	3,932	(3,432)	a
1-Oct-14	25,000	0		25,000	0	25,000	b
1-Nov-14	25,000	0		25,000	0	25,000	b
1-Dec-14	25,000	0		25,000	0	25,000	b
1-Jan-15	25,000	0		25,000	414	24,586	b
1-Feb-15	25,000	0		25,000	4,420	20,580	b
6-Feb-15	14,500	0		14,500	8,560	5,940	b
1-Mar-15	25,000	0		25,000	7,043	17,957	a
3-Mar-15	29,500	0		29,500	14,750	14,750	a
1-Apr-15	25,000	0		25,000	12,705	12,295	a
1-May-15	25,000	0		25,000	16,848	8,152	a
1-Jun-15	25,000	0		25,000	21,038	3,962	a

Totals	1,635,000	759,130	35,360	911,230	106,252	804,978

Legend:
a- Note for cash
b- Note for consulting services

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

The following is a summary of the notes issued for cash and issued for consulting services:

	Original Amount	Conversions through June 30, 2015	Accrued Original Issue Discount, if any	Gross Amount outstanding at June 30, 2015	Remaining Discount	Net Amount

Notes for Cash	876,000	494,130	35,360	392,229	20,474	371,755
Notes for Consulting Services	759,000	265,000	0	519,000	85,778	433,222

Totals	1,635,000	759,130	35,360	911,230	106,252	804,978

(C) Notes Acquired in Hydra Acquisition

As a result of the Hydra Acquisition, the Company acquired an additional $984,008 in debt as follows

Investor	Amount	Interest Rate
Golden State Equity Investors	$350,000	7.5%
St. George Investments, LLC	$415,000	7.75%
Bullivant Houser Bailey LLP	$219,008	-0-

During the Fiscal fourth quarter, $2,500 of the Bullivant Houser Bailer LLP Note was retired. Therefore, the remaining balance at June 30, 2015 is $981,508

All of the notes are currently past due and are payable on demand

(D) Debt Issue Costs

Deferred Issue costs relate to additional expenses associated with a financing that are amortized into expense over the length of the instrument. As of June 30, 2015, the value of these debt issue costs is $243 as follows:

	Original Balance	Issue Date	Maturity Date	Total Days	Days Remaining as of March 31, 2015	Percentage of Days as of December 31, 2014	Unamortized Balance

	$2,500	2-Apr-14	7-Jan-15	280	0	0%	$0
	$7,375	5-May-14	30-Apr-15	360	0	0%	$0
	$5,500	21-May-14	14-Jan-15	238	0	0%	$0
	$2,500	2-Jun-14	14-Jan-15	226	0	0%	$0
	$2,500	23-Jun-14	14-Jan-15	205	0	0%	$0
	$12,500	7-Jul-14	8-Jan-15	185	0	0%	$0
	$2,500	14-Jul-14	14-Jan-15	184	0	0%	$0
	$2,500	22-Aug-14	15-Feb-15	177	0	0%	$0
	$500	6-Feb-15	13-Nov-15	280	136	49%	$243
Total	$38,375						$243

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

(E) Debt Discount

During the nine months and three months ended June 30, 2015, the Company recorded debt discounts of $269,000 and $75,000, respectively.

During the nine months and three months ended June 30, 2014, the Company recorded debt discounts of $582,125 and $325,000 respectively.

The debt discount pertains to convertible debt containing embedded conversion options that are required to bifurcated and reported at fair value.

During the nine and three months ended June 30, 2015, the Company amortized $390,394 and $111,037 in debt discount, respectively.

Note 9 Stockholders’ Equity

(A) Common Stock

Stock Issued in Six months ended June 30, 2015

During the nine months ended June 30, 2015, the Company issued 1,328,388,347 shares of common stock for the conversion of $103,252 of debt, $39,236 of accrued interest and $18,257 of related expenses.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

(B) Stock Warrants

All warrants issued by the Company have expired or were cancelled except for those issued to John Fife, which are discussed in Note 7 (B). After adjustment for the split, Mr. Fife owned 63 warrants which are convertible at $25,000 per share. These warrants expired on February 15, 2015. There were no other warrants outstanding at June 30, 2015.

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

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at September 30, 2014
Derivative liability Fair value at the commitment date for convertible notes issued	$243,809
Fair value mark to market adjustment - June 30, 2015	11,081
Derivative liability associated with new issuances through June 30, 2015	311,078
Face value of debt issued	269,000
Elimination of derivative liability upon conversion of debt	(140,681)
Derivative liability balance at June 30, 2015	$694,287

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $311,078 for the nine months ended June 30, 2015.

Note 12 Other Related Party Transactions

The Company accrues consulting and rental fees to its former Chief Executive Officer as follows:

Balance at September 30, 2014 and June 30, 2015	$415,719

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
June 30, 2015
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

	Three Months Ended June 30, 2015
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	8,974	$8,533	$85,864	103,371

Total Operating Expenses	8,974	8,533	85,864	103,371

Operating Income (Loss)	(8,974)	(8,533)	(85,864)	(103,371)

Other Income (Expense)			(192,356)

Net loss	(8,974)	(8,533)	(278,220)	(295,727)

Total Assets	$2,045,844	$151,704	$459	$2,198,007

	Three months Ended June 30, 2014
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total
Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	19,875	$8,533	$168,299	196,707
Issuance of Common Stock to settle a prior liability			$117,000	117,000

Total Operating Expenses	19,875	125,533	168,299	313,707

Operating Income (Loss)	(19,875)	(125,533)	(168,299)	(313,707)

Other Income (Expense)	-	-	(934,976)	(934,976)

Net income (loss)	(19,875)	(125,533)	(1,103,275)	(1,248,683)

Total Assets	$63,726	$110,242	$3,494,016	$3,667,984

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
(Unaudited)

	Nine Months Ended June 30, 2015
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	22,834	25,599	306,344	354,777

Total Operating Expenses	22,834	25,599	306,344	354,777

Operating Income (Loss)	(22,834)	(25,599)	(306,344)	(354,777)

Other Income (Expense)	-	-	(2,283,771)	(2,283,771)

Net loss	(22,834)	(25,599)	(2,590,116)	(2,638,549)

Total Assets	$2,045,844	$151,704	$459	$2,198,007

	Nine months Ended June 30, 2014
	Fuel Cell Technology	Contracted Research and Laboratory Services	Corporate Overhead	Total

Revenues	$-	$-	$-	$-

Cost of Revenues	-	-	-	-

Gross Profits	-	-	-	-
Operating Expenses
Selling General and Administrative Expenses	19,875	$80,813	$5,675,459	5,776,147
Issuance of Common Stock to settle a prior liability			$117,000	117,000

Total Operating Expenses	19,875	197,813	5,675,459	5,893,147

Operating Income (Loss)	(19,875)	(197,813)	(5,675,459)	(5,893,147)

Other Income (Expense)	-	-	(2,075,512)	(2,075,512)

Net income (loss)	(19,875)	(197,813)	(7,750,971)	(7,968,659)

Total Assets	$63,726	$110,813	$3,494,016	$3,667,984

Hydrogen Future Corp.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2015
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

Issuance of Convertible Debt

From the Balance Sheet date until the date of this report, the Company issued the following convertible debt securities

On July 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of January 1, 2016. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note.

On August 1, 2015 the Company issued a Convertible Promissory Note in the principal amount of Twenty Five Thousand Dollars ($25,000), with ten percent, 10%, interest and a maturity date of  February 1, 2016. The Principal plus any interest shall be convertible into common stock of the Company at fifty percent (50%) of the lowest closing bid prices for the thirty (30) trading days prior to conversion of the Note

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company intended to provide contract research and laboratory services to the pharmaceutical industry. This part of the Company is currently inactive, and we are concentrating on our fuel cell operation. We strongly suggest you read our 8-K filed April 28, 2014 about the Hydra acquisition and our form 10-K for the year ended September 30, 2013 filed on January 21, 2015 in addition to this filing to better understand the Company’s new direction. Both filings were with the Securities and Exchange Commission and can be found at www.SEC.gov .30

Management's Discussion and Analysis of Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Our results of operations are summarized below:

	Quarter Ended June 30, 2015 ($)	Quarter Ended June 30, 2014 ($)
Revenue	-0-	-0-
Expenses	(103,371)	(313,707)
Other (Expenses)	(192,356)	(934,976)
Net (Loss)	(295,727)	(1,248,683)
(Loss) Per Share-Basic	(.00)	(0.92)
(Loss) Per Share- Fully diluted	(.00)	(0.76)

During the three months ended June 30, 2015, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the three months ended June 30, 2015 and 2014 can be summarized as follows:

	2015 ($)	2014 ($)	Difference ($)
Consulting Fees	75,000	75,000	-0-
Issuance of common stock to settle a prior liability	-0-	117,000	(117,000)
Other General and administrative expenses	28,371	121,707	(93,336)
Total Expenses	103,371	313,707	(210,336)

During the three month period ended June 30, 2015, we incurred operating expenses (and respective net operating losses) of $103,371, compared to operating expenses of $313,707 incurred during the three month period ended June 30, 2014, a deccrease of ($210,336.) The operating expenses incurred during the three month period ended June 30, 2015 and 2014 consisted of (i) $75,000 and $75,000 in fees paid to consultants; (ii) $-0- and $117,000 for shares issued to settle a prior liability and (iii) $28,131 and $121,707 in other general and administrative expenses, respectively.

Consulting fees totaled $75,000 due to the quarterly accrual for the consulting contract during each period. Issuance of common stock to settle a prior liability was $117,000 for the quarter ended June 30, 2014 due to the issuance of 120,000 shares to settle a liability which had not been previously accrued. General and administrative expenses decreased by $93,336 82,435 was due to reduced expenses at the parent company.  The decrease was principally due to legal expenses and professional fees associated with the Hydra Fuel Cell merger in the period ended June 30, 2014, and greater transfer agent fees in that quarter. $10,901 of the decrease was due to reduced operating expenses at the fuel cell operating subsidiary.

Other income/(expense) incurred during the three month periods ended June 30, 2015 and June 30, 2014 was as follows:

	2015 ($)	2014 ($)	Difference ($)
Interest Expense	(144,051)	(243,721)	99,670
Derivative Expense	(70,036)	(449,501)	379,465
Change in the Fair Value of Derivative liabilities	1,412,270	(116,720)	1,528,990
Loss on Retirement of Debt	(31,619)	(125,034)	(93,415)
Write-down of Goodwill	(1,358,920)	-0-	(1,358,920)
Total Other income/(expense)	(192,356)	(934,976)	742,620

Interest expense decreased $99,670 due principally to reduced amortization of debt discounts of $91,519 .

Derivative expense decreased $70,036 principally due to reduced stock price volatility and fewer debt issuances.

Change in the Fair Value of Derivative liabilities increased $1,528,990 due to decreased stock price volatility at quarter end.

Loss on Retirement of Debt was 93,415 lower due to fewer conversions of debt.

Write-down of Goodwill was $1,358,920 due to the permanent impairment of our investment as a result of lower oil prices.  See Note 7- Goodwill, above for more detail.

Therefore, our basic net loss and net loss per share during the three month period ended June 30, 2015, was ($295,727) or ($0.00) per share, compared to a net loss of ($1,248,683) or $1.83 per basic share during the three month period ended June 30, 2014. The weighted average number of basic shares outstanding was 1,103,532,329 for the three month period ended June 30, 2015, compared to 1,364,561 for the three month period ended June 30, 2014. Our fully diluted net income (loss) per share was ($.00) and ($0.76) for the three months ended June 30, 2015 and 2014, respectively. The weighted average number of fully-diluted shares outstanding was 1,103,932,329 for the three month period ended June 30, 2015, compared to 1,641,484 for the three month period ended June 30, 2014.

Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014

Our results of operations are summarized below:

	Quarter Ended June 30, 2015 ($)	Quarter Ended June 30, 2014 ($)
Revenue	-0-	-0-
Expenses	(354,777)	(5,893,147)
Other (Expenses)	(2,283,771)	(2,075,512)
Net (Loss)	(2,638,5491)	(7,968,659)
(Loss) Per Share-Basic	(0.01)	(10.22)
(Loss) Per Share- Fully diluted	(0.01)	(11.59)

During the six months ended June 30, 2015, we did not earn any revenues. We have not earned any revenues since our inception and there is no assurance that we will be able to earn any revenues in the future.

Our expenses for the nine months ended June 30, 2015 and 2014 can be summarized as follows:

	2015 ($)	2014 ($)	Difference ($)
Management Compensation	-0-	5,210,000	(5,210,000)
Consulting Fees	225,000	225,000	-0-
Issuance of common stock to settle a prior liability	-0-	117,000	(117,000)
Other General and administrative expenses	129,777	341,147	(211,370)
Total Expenses	354,777	5,893,147	(5,538,370)

During the nine month period ended June 30, 2015, we incurred operating expenses (and respective net operating losses) of $354,777, compared to operating expenses of $5,893,147 incurred during the nine month period ended June 30, 2015, a decrease of ($5,538,370.) The operating expenses incurred during the nine month period ended June 30, 2015 and 2014 consisted of (i) $-0- and $5,210,000, respectively of Management compensation (ii) $225,000 and $225,000 in fees paid to consultants; (iii) $-0- and $117,000 for shares issued to settle a prior liability  and (iv) $129,777 and $341,147 in other general and administrative expenses, respectively.

Management compensation decreased $5,210,000 due to the issuance of 100 million shares of common stock to our Management team. See Statement of Shareholders Equity for more detail. Consulting fees totaled $225,000 due to three quarterly accruals for the consulting contract during each period. Issuance of common stock to settle a prior liability was $117,000 for the quarter ended June 30, 2014 due to the issuance of 120,000 shares to settle a liability which had not been previously accrued. Other General and administrative expenses decreased by $211,370. $45,000 of the decrease was due to the issuance of common stock to our management team in December 2013 which did not recur in the current fiscal year. $55,214 was due to reduced expenses at the contracted services subsidiary.The remaining decrease was due to reduced operating expenses at the parent company level of $169,115 partially offset by greater operating expenses of the Hydra Fuel Cell subsidiary of $2,959.

Other income/(expense) incurred during the three month periods ended June 30, 2015 and June 30, 2014 was as follows:

	2015 ($)	2014 ($)	Difference ($)
Interest Expense	(485,950)	(523,738)	37,788
Derivative Expense	(311,078)	(2,569,102)	2,258,025
Change in the Fair Value of Derivative liabilities	(11,081)	3,141,729	(3,152,810)
Loss on Retirement of Debt	(116,743)	(2,124,401)	2,007,658
Write-down of Goodwill	(1,358,920)	-0-	(1,358,920)
Total Other income/(expense)	(2,283,771)	(2,075,512)	(208,260)

Interest expense decreased $37,788 due principally to decreased amortization of debt discounts of $37,286.

Derivative expense decreased $2,258,025 principally due to reduced stock price volatility and less issuance of debt.

Change in the Fair Value of Derivative liabilities decreased $3,152,810 due to decreased stock price volatility at quarter ends.

Loss on Retirement of Debt was 2,007,658 lower due to fewer conversions of debt.

 Write-down of Goodwill was $1,358,920 due to the permanent impairment of our investment as a result of lower oil prices.  See Note 7- Goodwill above for more detail.

Therefore, our basic net loss and net loss per share during the nine month period ended June 30, 2015, was ($2,638,549) or ($0.01) per share, compared to a net loss of ($7,968,,659) or ($11.59) per basic share during the three month period ended June 30, 2014. The weighted average number of basic shares outstanding was 389,206,333 for the nine month period ended June 30, 2015, compared to 687,642 for the nine month period ended June 30, 2014. Our fully diluted net income (loss) per share was ($.01) and ($10.22) for the nine months ended June 30, 2015 and 2014, respectively. The weighted average number of fully-diluted shares outstanding was 389,606,333 for the nine month period ended June 30, 2015, compared to 779,950 for the nine month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, our current assets were $3,144 and our current liabilities were $3,515,745, which resulted in a working capital deficiency of ($3,512,601). As of June 30, 2015, current assets were comprised of: (i) $1,114 in cash; and (ii) $2,031 in Inventory. As of June 30, 2015, current liabilities were comprised of: (i) $156,985 in accounts payable and accrued liabilities; (ii) $415,719 in accounts payable due to a related party; (iii) $435,095 in accrued interest payable; (iv) $27,173 in notes payable due to a related party; (v) a derivative liability of $694,287 resulting from convertible notes payable and (vii) $804,978 in convertible debt (net of $106,252 of discount), and (vii) non-convertible debt of $981,508.

As of June 30, 2015, our total assets of $2,198,007 were comprised of: (i) $3,144 in current assets; (ii) $154,228 in property and equipment (net of $499,093 of depreciation); (iii) $46,155 in Notes Receivable; (iv) $243 in debt issue costs and (v) Goodwill of $1,994,236. As of June 30, 2015, our total liabilities of $3,515,745 were comprised of current liabilities of the same amount.

Stockholders’ Equity decreased $2,295,289 from $977,551 as of September 30, 2014 to ($1,317,738) as of June 30, 2015. The change in Stockholder’s deficit was comprised of (i) issuances of shares for conversion of debt totaling $343,259 and (ii) net loss of $2,638,549.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities. For the nine months ended June 30, 2015, net cash flows provided by operations was $(296,464). Net cash flows used in operating activities for the three months ended June 30, 2015 consisted of (i) net loss of $(2,638,549), (ii) the write-down of goodwill of $1,358,920; (iii)change in the fair value of the derivative liability of $11,081 (iv) derivative expense of $311,078; (v) loss on retirement of debt of $116,743; (vi) $390,394 in amortization of debt discount; (vi) depreciation expense of $29,835 and (vii) amortization expense of deferred financing costs of $20,545. Net cash flows used by operating activities were positively impacted by changes in working capital accounts related, of $45,678.

Cash Flows from Investing Activities

For the nine months ended June 30, 2015, net cash flows used by investing activities was($1,995.) $(2,805) was due to purchases of property, plant and equipment at our Hydra subsidiary, partially received by a receipt of $800 on our non-operating Note Receivable.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six months ended June 30, 2015, net cash flows provided from financing activities was $268,500 from the issuance of notes, partially offset by $500 of debt financing costs.

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

Such estimates for the three months and six months ended June 30, 2015 and 2014, and assumptions affect, among others, the following:

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

Share-based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. During the three months ended June 30, 2015, there were no payments of this kind.

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

PART II-OTHER INFORMATION

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

HYDROGEN FUTURE CORP.

Dated: August 31, 2015	By:	/s/ Frank Neukomm
	Name:	Frank Neukomm
	Title:	Chief Executive Officer
(Principal Executive Officer)